Form 10QSB
period 1996-06-30
R B RUBBER PRODUCTS INC
filed 1996-08-14
CIK 942615

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                               -----------------
                                     FORM 10-QSB
              (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
                     For the quarterly period ended June 30, 1996
                                          OR
               [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                                 OF THE EXCHANGE ACT
                     For the transition period from ____ to ____

                            Commission file number 0-25974

                               -----------------------

                              R-B RUBBER PRODUCTS, INC.
                (Exact name of registrant as specified in its charter)


                   Oregon                             93-0967413
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

904 E. 10th Avenue, McMinnville, Oregon                       97128
(Address of principal executive offices)                     (Zip Code)

            Issuer's telephone number, including area code:  503-472-4691

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                      Yes _X_         No ___

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


  Common stock without par value                      2,172,500
          (Class)                         (Outstanding at August 2, 1996)

    Transitional Small Business Disclosure Format (check one):  Yes___  No _X_

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              R-B RUBBER PRODUCTS, INC.
                                     FORM 10-QSB
                                        INDEX



PART I - FINANCIAL INFORMATION                                       Page
- ------------------------------                                       ----

Item 1.  Financial Statements
- -----------------------------

         Report of Independent Accountants                            2

         Balance Sheet - June 30, 1996                                3

         Statements of Operations - Three Month and Six Month Periods
         Ended June 30, 1996 and 1995                                 4

         Statements of Cash Flows - Six Month Periods Ended
         June 30, 1996 and 1995                                       5

         Notes to Financial Statements                                6

Item 2.  Management's Discussion and Analysis or Plan of Operation    7


PART II - OTHER INFORMATION
- ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders          9

Item 6.  Exhibits and Reports on Form 8-K                             9

Signatures                                                            10

                            PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL INFORMATION
- -------------------------------




                          REPORT OF INDEPENDENT ACCOUNTANTS
                          ---------------------------------


To the Board of Directors
R-B Rubber Products, Inc.

We have made a review of the condensed balance sheet of R-B Rubber Products, Inc. as of June 30, 1996, the related condensed statements of operations for the three month and six month periods ended June 30, 1996 and 1995, and the related condensed statements of cash flows for the six month periods ended June 30, 1996 and 1995, in accordance with standards established by the American Institute of Certified Public Accountants.

A review of the interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.



Morrison & Liebswager, P.C.

King City, Oregon
August 6, 1996

                              R-B RUBBER PRODUCTS, INC.
                                    BALANCE SHEET
                                    JUNE 30, 1996
                                           (Unaudited)


ASSETS
Current Assets:
    Cash and cash equivalents                         $   2,164
    Accounts receivable, net of allowances of $7,389    509,566
    Inventories, net                                    517,743
    Prepaid expenses and other                           90,481
                                                  --------------
        Total Current Assets                          1,119,954

Property, Plant and Equipment, net of accumulated
      depreciation and valuation allowance
      of $1,483,892                                   4,382,479
Other Assets, net                                       155,652
                                                  --------------
        Total Assets                              $   5,658,085
                                                  --------------
                                                  --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable - bank                            $   430,000
    Notes payable - other                               112,770
    Current portion of long-term debt                    73,876
    Accounts payable                                    222,487
    Payroll and related benefits payable                 72,525
                                                  --------------
        Total Current Liabilities                       911,658

Long-Term Debt, net of current portion                  868,611
Deferred Income Taxes                                   154,494

Shareholders' Equity:
    Common stock, 20,000,000 shares authorized;
      2,172,500 shares issued and outstanding         3,797,442
    Additional paid-in capital                          282,849
    Accumulated deficit                                (356,969)
                                                  --------------
       Total Shareholders' Equity                     3,723,322
                                                  --------------
       Total Liabilities and Shareholders' Equity $   5,658,085
                                                  --------------
                                                  --------------



          The accompanying notes are an integral part of this balance sheet.

                              R-B RUBBER PRODUCTS, INC.
                              STATEMENTS OF OPERATIONS
                                           (Unaudited)


                         Three months ended June 30,  Six months ended June 30,
                             1996           1995           1996           1995
                          -----------     ---------     ---------     ---------


Net sales             $   1,124,925  $   1,127,346  $   2,223,366  $ 1,891,079
Cost of sales               805,790        635,627      1,480,618    1,043,173
                          ---------      ---------      ---------    ---------
Gross profit                319,135        491,719        742,748      847,906

Operating expenses:
    Selling                 130,155         81,983        274,739      178,787
    General and
    administrative          280,523        278,194        530,310      468,109
                          ---------      ---------      ---------    ---------
                            410,678        360,177      805,049       646,896

Other income (expense)
Interest expense            (33,679)       (42,176)       (58,806)    (102,482)
Other income, net             3,188              -          3,188         -
                          ---------      ---------      ---------    ---------
                            (30,491)       (42,176)       (55,618)    (102,482)
                          ---------      ---------      ---------    ---------

Income (loss) before provision
    for income taxes       (122,034)        89,366       (117,919)     98,528
Provision for income taxes        -         26,936              -       30,051
                          ---------      ---------      ---------    ---------
Net income (loss)      $   (122,034)    $   62,430   $   (117,919)  $   68,477
                          ---------      ---------      ---------    ---------
                          ---------      ---------      ---------    ---------

Net income (loss)
    per share             $   (0.06)      $   0.04      $   (0.05)    $   0.05
                          ---------      ---------      ---------    ---------
                          ---------      ---------      ---------    ---------

Shares used in per
    share calculations    2,172,500      1,586,319      2,172,500    1,334,558
                          ---------      ---------      ---------    ---------

           The accompanying notes are an integral part of these statements.

                              R-B RUBBER PRODUCTS, INC.
                              STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                   Six months ended June 30,
                                                       1996           1995
                                                     ---------      ---------
Cash flows from operating activities:
   Net income (loss)                               $   (117,919)   $   68,477
   Adjustments to reconcile net income (loss) to net cash
      flows used in operating activities:
         Depreciation and amortization                  196,010       123,275
         Gain on sale of fixed assets                    (1,500)         -
         (Increase) decrease in:
            Accounts receivable, net                    (89,791)     (144,681)
            Inventories, net                           (151,755)      (51,912)
            Income taxes receivable                     124,565            -
            Prepaid expenses and other                  (25,307)      (54,879)
         Increase (decrease) in:
            Accounts payable                           (186,812)     (131,997)
            Income taxes payable, net                         -       (68,974)
            Payroll and related benefits payable         41,730        (8,731)
            Interest payable                             (7,438)         -
            Deferred income taxes                             -        16,225
                                                     ----------    ----------
          Net cash used in operating activities        (218,217)     (253,197)

Cash flows from investing activities:
   Payments for purchase of property and equipment     (429,566)   (1,511,153)
   Proceeds from sale of fixed assets                     1,500          -
   Other assets, net                                     (2,184)        3,274
                                                     ----------    ----------
          Net cash used in investing activities        (430,250)   (1,507,879)

Cash flows from financing activities:
   Proceeds from short-term debt                        542,770          -
   Payments on short-term debt                                -      (100,000)
   Proceeds from long-term debt                          18,800       800,000
   Payments on long-term debt                           (24,232)   (1,850,253)
   Proceeds from the sale of Common Stock, net of
     issuance costs of $869,685                               -     3,819,995
                                                     ----------    ----------
          Net cash provided by financing activities     537,338     2,669,742

Increase (decrease) in cash and cash equivalents       (111,129)      908,666

Cash and cash equivalents:
   Beginning of period                                  113,293        54,388
                                                     ----------    ----------
   End of period                                      $   2,164   $   963,054
                                                     ----------    ----------
                                                     ----------    ----------


           The accompanying notes are an integral part of these statements.

                              R-B RUBBER PRODUCTS, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION
The financial information included herein for the three month and six month periods ended June 30, 1996 and 1995 and the financial information as of June 30, 1996 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Annual Report to Shareholders.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.


NOTE 2.  INVENTORIES
Inventories are stated at lower of cost, using average costs, which approximates the first-in, first-out (FIFO) method, or market, and include materials, labor and manufacturing overhead. Unsalable or unusable items are carried at scrap value and reprocessed.

                             June 30, 1996
                             -------------
Raw materials                $    62,477
Finished goods                   438,666
Other                             16,600
                             -----------
                             $   517,743
                             -----------
                             -----------

NOTE 3.  RECLASSIFICATIONS
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

NOTE 4.  SUBSEQUENT EVENTS
Subsequent to June 30, 1996, the Company created Strata Surfacing, Inc. ("Strata"), a wholly owned subsidiary, for the purpose of providing flooring systems installation. In conjunction with the creation of Strata, the Company established a $100,000 operating line-of-credit with a commercial bank which expires September 1, 1996, with interest at 1.25 percent over the bank's prime rate (9.5 percent at July 31, 1996) and collateralized by the accounts receivable and inventory of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS
Management's Discussion and Analysis or Plan of Operation contains forward looking statements that involve a number of risks and uncertainties. In particular, the Company has stated its belief that demand for the Company's products is likely to improve for the remainder of the calendar year. Future market conditions are subject to supply and demand conditions and decisions of other market participants over which the Company has no control and which are inherently very difficult to predict. Accordingly, there can be no assurance that the Company's revenues will improve. In addition, there are other factors that could cause actual results to differ materially, including competitive pressures, increased demand for the Company's raw materials and the risk factors listed from time to time in the Company's Securities and Exchange Commission reports, including, but not limited to, the report of Form 10-KSB for the year ended December 31, 1995.

RESULTS OF OPERATIONS
Net sales remained constant at $1.1 million in the second quarter of 1996 compared to $1.1 million in the second quarter of 1995 and increased to $2.2 million for the first half of 1996 compared to $1.9 million for the first half of 1995. The Company was unable to significantly increase sales in the first half of 1996 due primarily to increased competition, a general slow-down within the industry and personnel transitions within the sales and marketing department. The Company believes that it has addressed its personnel issues in its sales and marketing department and that demand should firm up during the remainder of 1996, resulting in improved revenues.

Gross profit decreased to $319,000 and $743,000, respectively (28 percent and 33 percent of net sales, respectively) for the three month and six month periods ended June 30, 1996 from $491,000 and $848,000, respectively (44 percent and 45 percent of net sales, respectively) for the comparable periods of 1995. The decreases in gross margin dollars and gross margin as a percent of net sales is primarily a result of increased labor and depreciation costs, combined with little increase in sales. By the end of the second quarter of 1996, the Company was substantially finished with its modifications of its existing processing equipment which allows it to effectively process larger truck tire chips in order to supplement its raw material supply with such material. The truck tire chips are less expensive than the buffings that have been used historically.

Selling expenses increased to $130,000 and $275,000, respectively (12 percent and 12 percent of net sales, respectively) for the three month and six month periods ended June 30, 1996 from $82,000 and $179,000, respectively (7 percent and 9 percent of net sales, respectively) for the comparable periods of 1995, primarily as a result of the addition of sales and marketing personnel and related expenses.

General and administrative expenses increased to $281,000 and $530,000, respectively (25 percent and 24 percent of net sales, respectively) for the three month and six month periods ended June 30, 1996 compared to $278,000 and $468,000, respectively (25 percent and 25 percent of net sales, respectively) for the comparable periods of 1995, primarily as a result of additional legal, accounting and insurance costs and increased reporting and other requirements which are associated with status as a public company, offset by cost containment efforts by the Company.
Interest expense decreased to $34,000 and $59,000, respectively for the three month and six month periods ended June 30, 1996 from $42,000 and $102,000, respectively for the comparable periods of 1995 as a result of decreased outstanding debt and related interest costs for a majority of the six month period ended June 30, 1996.

Net income (loss) was $(122,000) and $(118,000), respectively for the three month and six month periods ended June 30, 1996 compared to $62,000 and $68,000, respectively (6 percent and 4 percent of net sales, respectively) for the comparable periods of 1995, as a result of the individual line items changes discussed above.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 1996 working capital was $208,000, including $2,000 of cash and cash equivalents. In the first half of 1996, working capital decreased by $365,000 and the current ratio decreased to 1.2:1 from 2.1:1.

Cash and cash equivalents decreased $111,000 primarily due to $196,000 used in operations and $430,000 for the purchase of property and equipment, offset by $562,000 provided from borrowings under short and long-term debt.

Accounts receivable increased $90,000 to $510,000 at June 30, 1996 compared to $420,000 at December 31, 1995. Days sales outstanding increased to approximately 41 days at June 30, 1996 compared to approximately 35 days at December 31, 1995.

Inventories increased $152,000 to $518,000 at June 30, 1996 from $366,000 at December 31, 1995 due primarily to the building of finished goods inventory in order to help ensure adequate quantities were available during a planned shut-down in the second quarter to work on refurbished equipment. However, expected sales levels did not materialize, leading to higher than anticipated ending finished goods levels. Inventory turned approximately 7 times on an annualized basis for the first half of 1996 compared to 9 times for 1995.

Accounts payable decreased $187,000 to $222,000 at June 30, 1996 from $409,000 at December 31, 1995 primarily as a result of a $204,000 payment to one vendor for certain production equipment in the first quarter of 1996.

Notes payable, current, increased to $543,000 at June 30, 1996 from zero at December 31, 1995. The Company borrowed this amount for the purpose of funding down payments on certain capital expenditures and for general operating requirements.

Capital expenditures of $430,000 during the first half of 1996 primarily resulted from the refurbishing of existing equipment to accommodate the processing of truck tire chips. The Company does not expect to have significant capital expenditures for the remainder of 1996.

                             PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of the shareholders of the Company was held on May 17, 1996 at which the following actions were taken:

1. The shareholders elected the five nominees for Director to the Board of Directors of the Company. The five Directors elected, along with the voting results are as follows:

    NAME             NO. OF SHARES VOTING FOR    NO. OF SHARES WITHHELD VOTING
                     ------------------------    -----------------------------
     Ronald L. Bogh               2,032,343                2,350
    Jerry K. Brown                2,032,343                2,350
    Edward DeRaeve                2,032,343                2,350
    Douglas C. Nelson             2,032,343                2,350
    James V. Reimann              2,032,343                2,350

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)  The exhibits filed as a part of this report are listed below:

   EXHIBIT NO. AND DESCRIPTION

    10 Commercial loan between the Company and Key Bank, dated July 22, 1996 re: operating line of credit
    11   Calculations of Net Income Per Share
    27   Financial Data Schedule

(b)  Reports on Form 8-K:

    The Company did not file any Reports on Form 8-K during the quarter ended June 30, 1996.

                                      SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   August 7, 1996            R-B RUBBER PRODUCTS, INC.


                                  By:/S/RONALD L. BOGH
                                     -----------------------
                                  Ronald L. Bogh
                                  Chairman of the Board and President
                                  (Principal Executive Officer)


                                  By:/S/ DOUGLAS C. NELSON
                                     -----------------------
                                  Douglas C. Nelson
                                  Director, Vice President and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)