Form 10-K
period 1996-12-31
R B RUBBER PRODUCTS INC
filed 1997-03-17
CIK 942615

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 1O-KSB

[X] ANNUAL REPORT UNDER  SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to ________

                           Commission File Number : 0-25974

                              R-B RUBBER PRODUCTS, INC.
                    (Name of small business issuer in its charter)
              OREGON                                             93-0967413
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                                 904 EAST 10TH STREET
                              MCMINNVILLE, OREGON  97128
                 (Address of principal executive offices and zip code)
                                    (503) 472-4691
                              (Issuer's telephone number)

        SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:   NONE
            SECURITIES REGISTERED UNDER SECTION 12(g OF THE EXCHANGE ACT:
                              COMMON STOCK, NO PAR VALUE
                                   (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [ X ]    No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any
amendment to this Form 10-KSB.  [   ]

Issuer's revenues for its most recent fiscal year were $5,293,835. The aggregate market value of voting stock held by non-affiliates of the registrant was $2,387,574 as of February 28, 1997, based upon the last sales price as reported on the Nasdaq System-Small Cap Market.

The number of shares outstanding of the Registrant's Common Stock as of February 28, 1997 was 2,172,500 shares.

The index to exhibits appears on page 11 of this document.

Transitional Small Business Disclosure Format (check one):  Yes [   ]  No  [ X ]

                         DOCUMENTS INCORPORATED BY REFERENCE
The issuer has incorporated into Part III of Form 10-KSB, by reference, portions of its Proxy Statement dated March 20, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              R-B RUBBER PRODUCTS, INC.
                                  FORM 10-KSB  INDEX



                                        PART I
                                                                            Page
                                                                            ----

Item 1.  Description of Business                                             2

Item 2.  Description of Property                                             5

Item 3.  Legal Proceedings                                                   5

Item 4.  Submission of Matters to a Vote of Security Holders                 5

                                       PART II

Item 5.  Market for Common Equity and Related Stockholder Matters            6

Item 6.  Management's Discussion and Analysis or Plan of Operation           6

Item 7.  Financial Statements                                                9

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                9

                                       PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                   10

Item 10. Executive Compensation                                              10

Item 11. Security Ownership of Certain Beneficial Owners and Management      10

Item 12. Certain Relationships and Related Transactions                      11

Item 13. Exhibits and Reports on Form 8-K                                    11

         Signatures                                                          13

                                        PART I


ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION
R-B Rubber Products, Inc. (the "Company") was incorporated in Oregon in September 1986. The Company is a vertically integrated rubber recycler and manufacturer that processes scrap tires and rubber to produce high quality, durable rubber mats and other protective surfaces. The Company sells its products to agribusiness concerns, sports and fitness facilities and other commercial and industrial users.

PRODUCTS
Applications for the Company's products generally fall into one of two primary markets, agribusiness or fitness. Within each of these, the Company manufactures and sells a variety of products designed to meet consumer requirements.

     AGRIBUSINESS. Approximately 71 percent of the Company's 1996 sales were for rubber matting used in agricultural surfacing. These products include, flooring for horse and livestock trailers, stalls and wash areas. Rubber matting has significant advantages over other flooring options, such as straw, dirt or wood, because of its improved comfort and safety for the animal and the reduction of cleaning time and bedding costs.

     FITNESS AND SPORTS FACILITIES. Sales of rubber matting for sports and fitness applications accounted for approximately 17 percent of sales in 1996. These sales were primarily for weight room flooring in gyms, private clubs, military bases, colleges and high schools. The Company has been named a "preferred" or "recommended" vendor for YMCA and Gold's and World Gyms for more than two years.

The Company also markets other products including ancillary goods. Some of these products are manufactured by the Company and some are purchased from third party vendors. These products include truck bed liners, rubber edging, drain tiles and thinner specialty mat products. The Company also markets coated rubber mats and coatings for other products which are produced by its subsidiary, Strata Surfacing. These products accounted for approximately 12 percent of the Company's sales in 1996.

PRODUCT DISTRIBUTION
The Company sells its products through several channels, including Original Equipment Manufacturers, distributors, retailers and directly to the end-user. This strategy enables the Company to obtain a diversified distribution of its products while at the same time maintaining direct contact with many of its end users. In 1996, most sales were to distributors and retailers.

     ORIGINAL EQUIPMENT MANUFACTURERS. In 1996 17 percent of the Company's revenues were from sales to OEMs. This is primarily from sales to horse trailer manufacturers.

     DISTRIBUTORS AND RETAILERS. The majority of the Company's products, were sold through these channels in 1996. These customers include major agricultural supply retailers, automotive tire and accessory retailers, as well as fitness equipment suppliers.

     END USERS. Individuals contact the Company (via an 800 number) in response to Company advertisements or referrals from other users. In most cases, these callers are referred to dealers in their local area. Because of this, only a relatively small portion of the company's total sales have been at retail prices, directly to end-users, however the Company believes this distribution channel is important because of the direct feedback it receives from these customers.

To facilitate product availability and lower the cost of freight to its customers, the Company has added three strategically located warehouses. These warehouses, located in North Carolina, Missouri and Texas, enable the Company to transport, by rail, larger quantities of mats per shipment. The mats are then shipped in smaller quantities to the customer.

NEW PRODUCTS
Several new product are planned to be introduced in 1997 including color matting, playground tile and interlocking tile for the fitness market.

COMPETITION
The market for the Company's products is highly competitive. Some of the Company's competitors may be larger or have greater financial resources than the Company. The Company is one of the largest manufacturers of heavy rubber matting in North America. Its principal competition in the agribusiness market comes from North West Rubber located in British Columbia, Canada and Kraiberg located in Germany; and in the fitness industry from Humane Equipment in Wisconsin. The number of competitors within specific product categories in the rubber mat industry has been decreasing, consequently the remaining manufacturers, including the Company, have been increasing sales to fulfill the demand and thereby increasing their market share.

Competitive factors include quality, service (including availability and timely delivery), price and reliability. The Company believes that it currently competes favorably with respect to these factors. There can be no assurance, however, that competitors will not substantially increase their resources devoted to the development and marketing of products competitive with those of the Company.

RAW MATERIALS
In 1996, the Company completed upgrades to its plant and equipment, allowing it to process lower cost and more abundant tire chips, which have become its primary source of raw materials. Prior to that, the Company relied on tire grindings or "buffings" from tire recapping operations. Buffings require less processing before being used for mat manufacturing, but were more costly and in tight supply. The Company has a contract with a local supplier for a specified amount of tire chips. In 1996, approximately 30 percent of the materials required for production were from this supplier, and the Company expects that approximately 85 percent of raw materials needed for production in 1997 will come from this supplier. The Company continues to use buffings, as well as rejected rubber from shoe, plumbing and sheet stock manufacturers for raw material.

SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK
One customer accounted for 16.2 percent of net sales for the year ended December 31, 1996 and 32 percent of the accounts receivable balance at December 31, 1996. No other customer accounted for more than 5 percent of net sales for the year ended December 31,

1996, however, three other customers represented between 5.1 percent, 10.1 percent and 11.4 percent of the accounts receivable balance at December 31, 1996. Balances outstanding at December 31, 1996 for all customers indicated above have been subsequently collected.

BACKLOG
The Company's customers generally order products for immediate delivery, and the Company generally is able to meet such demand . However, at December 31, 1996, due to constrained capacity, the Company had a backlog of approximately $250,000. This backlog turned during the first month of 1997. The stated backlog is not necessarily indicative of Company sales for any future period nor is a backlog any assurance that the Company will realize a profit from filling the orders. The backlog at December 31, 1995 was not material.

INTELLECTUAL PROPERTY
The Company has chosen not to apply for patent protection for its products, equipment or processes. The company's success and future revenue growth will depend, in part, upon its ability to protect its trade secrets. The Company relies on trade secret laws and confidentiality agreements to protect its proprietary know-how. There can be no assurance that such measures will provide meaningful protection for the Company's trade secrets or other proprietary information. The Company's business may be adversely affected by competitors that independently develop substantially equivalent products, equipment and processes. The Company will attempt to keep its products, equipment and processes, and the results of its research and development program proprietary, but it may not be able to prevent others from using some or all of such information or technology without compensation to the Company. The Company uses the following tradenames: R-B Rubber Products, Arobitile and Tenderfoot. The Company has trademarked the name Bounce Back-TM-. The Company is not aware of any conflicting or competing uses of its tradenames or trademarks.

RESEARCH AND DEVELOPMENT
The Company expensed $13,403 and $23,087 on research and development activities during the years ended December 31, 1996 and 1995.

ENVIRONMENTAL REGULATIONS
The Company's operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants in the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of certain materials, substances and wastes. To the best of the Company's knowledge, the Company's operations are in substantial compliance with the terms of all applicable environmental laws and regulations as currently interpreted. While historically the Company has not had to make significant capital expenditures for environmental compliance, the Company cannot predict with any certainty its future capital expenditures for environmental compliance because of continually changing compliance standards and technology. Furthermore, actions by federal, state and local governments concerning environmental matters could result in laws or regulations that could increase the cost of producing the products manufactured by the Company or otherwise adversely affect the demand for its products. Additionally, the Company does not currently have any insurance coverage for environmental liabilities and does not anticipate a need to obtain such coverage in the future.

EMPLOYEES
At December 31, 1996, the Company employed 52 persons, 48 of which were full time employees and 4 of which were part time employees. None of the Company's employees are covered by collective bargaining agreements, and the Company believes its relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's corporate headquarters and manufacturing space are housed in the same facility which is located in McMinnville, Oregon, approximately 35 miles west of Portland, Oregon. The facility consists of approximately 24,000 square feet of space on approximately four acres of land. Prior to September 29, 1995, the Company leased such facility and land from a related party and on September 29, 1995, the Company purchased the facility. At December 31, 1995, the Company had an outstanding note payable at 9.24 percent interest, payable $6,895 per month, including interest, through October 5, 2005. The Company believes that this facility is adequate to accommodate currently planned expansion. See Item
12. below.

ITEM 3. LEGAL PROCEEDINGS

The Company is a defendant in a lawsuit filed by one of its former employees. Because of the recent nature of this action, the Company is unable to assess the probable outcome. However, the Company believes the suit is without merit and is vigorously defending its position, and does not believe it will have a material effect on the Company's financial position, results of operations or cash flow.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 1996.

                                       PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is quoted on the National Association of Securities Dealers Automated Quotation System -Small Cap Market ("Nasdaq-Small Cap") under the symbol "RBBR." The following table sets forth the high and low sales prices as reported by Nasdaq-Small Cap for the periods indicated. The Company's Common Stock commenced trading on May 11, 1995.

     Year Ended December 31, 1996     High      Low
    ------------------------------  -------   -------
     Quarter 4                      $  2.13   $  1.50
     Quarter 3                         2.50      1.38
     Quarter 2                         4.13      2.25
     Quarter 1                         4.00      2.38

     Year Ended December 31, 1995
    ------------------------------
     Quarter 4                      $  4.75   $  3.00
     Quarter 3                         5.25      4.25
     Quarter 2 (from May 11, 1995)     5.38      3.88

The number of shareholders of record on February 28, 1997 was 113. There were no cash dividends declared or paid in fiscal years 1996 or 1995. The Company does not anticipate declaring such dividends in the foreseeable future.

There were no sales of unregistered securities by the Company during the year ended December 31, 1996.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-KSB, including Management's Discussion and Analysis or Plan of Operation contains forward looking statements that involve a number of risks and uncertainties. Future market conditions are subject to supply and demand conditions and decisions of other market participants over which the Company has no control and which are inherently very difficult to predict. Accordingly, there can be no assurance that the Company's revenues will improve. In addition, there are other factors that could cause actual results to differ materially, including competitive pressures, increased demand for the Company's raw materials and the risk factors listed from time to time in the Company's Securities and Exchange Commission reports. The Company wished to caution the reader that these forward looking statements, such as the statements concerning new product introductions and the effect of litigation, are only predictions and are not statements of historical fact.

RESULTS OF OPERATIONS
The following table sets forth, as a percentage of sales, certain statement of operations data for the years ended December 31, 1996 and 1995:

                                             1996      1995
                                           --------  --------

     Sales                                     100 %     100 %
     Cost of goods sold                         65        67
                                           --------  --------
     Gross profit                               35        33
     Selling expenses                           10        13
     General and administrative expenses        20        28
                                           --------  --------
     Income (loss) from operations               5        (8)
     Other expense                              (2)      (10)
                                           --------  --------
     Income (loss) before income taxes           3       (18)
     Benefit from income taxes                   2         2
                                           --------  --------
     Net income (loss)                           5       (16)
                                           --------  --------
                                           --------  --------

SALES. Sales increased to $5.3 million in 1996 from $3.7 million in 1995. Such increase is primarily a result of efforts by the Company to strengthen its sales and marketing departments and therefore increase sales.

GROSS PROFIT. Gross profit increased to $1.8 million (35 percent of net sales) for 1996 from $1.2 million (33 percent of net sales) for 1995. The increase in gross margin as a percent of net sales for 1996 compared to 1995 is primarily a result of lower raw material costs, partially offset by increased labor and depreciation costs. The gross profit as a percent of net sales should increase as sales increase and the Company is able to spread its fixed costs over greater sales volume.

By the end of the second quarter of 1996, the Company was substantially finished with its modifications of its existing processing equipment which allows it to effectively process larger truck tire chips in order to supplement its raw material supply. The truck tire chips are less expensive than the buffings that have been used historically.

SELLING EXPENSES. Selling expenses increased $20,000 to $510,000 (10 percent of net sales) in 1996 from $490,000 (13 percent of sales) in 1995. The slight increase is primarily as a result of the addition of sales and marketing personnel and related expenses in order to help grow sales.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses remained stable at $1.04 million (20 percent of sales) in 1996 compared to $1.04 million (28 percent of sales) in 1995. The Company was able to keep its general and administrative costs flat while growing the business despite increased costs related to legal, accounting and insurance and reporting and other requirements which are associated with status as a public company by focusing cost containment strategies.

OTHER INCOME (EXPENSE). Other expense, net decreased to $115,000 in 1996 from $341,000 in 1995 primarily as a result of a $200,000 write-down of certain equipment held for resale in 1995 and slightly lower interest expense in 1996.

INCOME TAXES. In 1996, the Company recorded a tax benefit of 53 percent of income before taxes due primarily to the reversal of the valuation allowance that was placed against the operating loss carryforwards during 1995. The valuation allowance was reversed based on the Company's analysis of its ability to generate taxable income in future years. The Company recorded a loss from operations in 1995 and recorded a federal income tax benefit of approximately $67,000 (10 percent of income before taxes). The benefit was recorded at an effective rate of 10 percent as a result of a valuation allowance placed against operating loss carryforwards.

At December 31, 1996, the Company had available Federal and State of Oregon operating loss carryforwards of $360,000 and $597,000, respectively, which expire in the year 2010. In order to realize such benefits before they expire, the Company would require average annual income of $138,000. Management believes that, more likely than not, it will attain such levels of income as a result of unusual losses in prior years, anticipated increases in pretax accounting income and projected changes in the relationship between pretax accounting income and taxable income.

NET INCOME (LOSS). Net income increased to $264,000 in 1996 from a loss of $588,000 in 1995 due to the individual line item changes discussed above.

INFLATION. The Company believes that the impact of inflation on its results of operations for the years ended December 31, 1996 and 1995 was immaterial.

LIQUIDITY AND CAPITAL RESOURCES
Since inception, the Company has financed its operations and capital expenditures through the private sale of equity securities, cash from operations, conventional bank financings and leasing arrangements with both related and unrelated parties. Cash decreased $87,000 during 1996 to $27,000 at December 31, 1996. This decrease is primarily attributable to $695,000 for the purchase of property and equipment and $54,000 for payments under long-term debt, offset by $255,000 provided by operations, $298,000 provided by proceeds from short and long-term debt and $158,000 provided from the sale of fixed assets. Working capital at December 31, 1996 was $728,000, including $27,000 of cash and $852,000 of accounts receivable. The current ratios at December 31, 1996 and 1995 were 1.99:1 and 2.1:1, respectively.

Accounts receivable increased $432,000 to $852,000 at December 31, 1996 from $420,000 at December 31, 1995. Days sales outstanding (DSO) increased to approximately 46 days at December 31, 1996 from approximately 35 days at December 31, 1995 (calculated based on average sales per day in the fourth quarter of each respective year). The increase in accounts receivable and DSO is primarily a result of four customers at December 31, 1996 that totaled $451,000. All four customer balances have been subsequently collected.

The Company expects to spend approximately $1.3 million during 1997 primarily to purchase and/or refurbish existing rubber processing equipment in order to increase production capacity. Such amount would be funded primarily through leases utilizing existing tax credits, with the remainder financed with conventional long-term debt.

Notes payable, both current and long-term portions, increased $266,000 to $1.2 million at December 31, 1996 compared to $948,000 at December 31, 1995, as a result of borrowings related to the plant improvements made by the Company during 1996.

The Company has a $500,000 operating line-of-credit with a commercial bank which expires October 15, 1997, with interest at .5 percent over the bank's prime rate (8.75% at December 31, 1996), collateralized by accounts receivable, inventory and equipment. The balance outstanding on this line-of-credit was $88,000 at December 31, 1996.

In conjunction with the creation of Strata, the Company established a $100,000 operating line-of-credit with a commercial bank which expires October 15, 1997, with interest at 1.25 percent over the bank's prime rate (9.5 percent at December 31, 1996) and collateralized by the accounts receivable, inventory and equipment of the Company. There were no amounts outstanding under this line of credit at December 31, 1996.

Under the terms of these line-of-credit agreements, the Company is required to maintain the following covenants, to be measured annually at fiscal year end:
          Minimum current ratio of 1.25:1
          Total liabilities to tangible net worth of no less than 0.75:1 Minimum tangible net worth $3,650,000

At December 31, 1996, the Company was in compliance with all of the above covenants.

The Company believes its existing cash, cash generated from operations and available credit facilities will be sufficient to fund its operations for the next 12 months.

ITEM 7.  FINANCIAL STATEMENTS

The information required by this item is included on pages F-1 to F-15 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                       PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of the registrant required by this item is included in the Company's definitive proxy statement for its 1997 annual meeting of shareholders and is incorporated herein by reference.

The names, ages and positions of the Company's executive officers are as follows:

 NAME                    AGE  CURRENT POSITION(S) WITH COMPANY            SINCE
--------------------------------------------------------------------------------
 Ronald L. Bogh          53   Chairman of the Board, President and Chief  1996
                              Executive Officer
 Paul M. Gilson          49   Senior Vice President, Chief Operating      1996
                              Officer, Secretary and Treasurer
 Douglas C. Nelson       58   Vice Chairman of the Board, Senior Vice
                              President and Chief Financial Officer       1996

Ronald L. Bogh founded the Company in 1985 and was named President of the Company. Mr. Bogh was named the Chairman of the Board in 1995 and Chief Executive Officer in May 1996. Prior to his acquisition of the Company in 1985, Mr. Bogh was the Southern U.S. Sales Manager for Cascade Steel in McMinnville, Oregon. Mr. Bogh earned his B.A. degree from the Oregon College of Education in 1971.

Paul M. Gilson joined the Company in 1990 as the Vice President of Operations and has served as Secretary and Treasurer since February 1995. In May 1996, Mr. Gilson was promoted to Senior Vice President, Chief Operating Officer, Secretary and Treasurer. Prior to joining the Company, he was a commercial account executive with Hagan Hamilton Insurance in McMinnville, Oregon. Mr. Gilson attended Portland State University and graduated with a degree in accounting from Northwest College of Business in Portland, Oregon in 1972.

Douglas C. Nelson joined the Company in 1988 as Executive Vice President, Finance and Chief Financial Officer. In 1995, he was named Senior Vice President and Chief Financial Officer. In May 1996, he was named Vice Chairman of the Board. Mr. Nelson earned his degree in pomology and agronomy from Cal Poly in 1960.

ITEM 10.  EXECUTIVE COMPENSATION

The information required by this item is included in the Company's definitive proxy statement for its 1997 annual meeting of shareholders and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included in the Company's definitive proxy statement for its 1997 annual meeting of shareholders and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included in the Company's definitive proxy statement for its 1997 annual meeting of shareholders and is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herein:

     Exhibit
     Number    Description
     ------    -----------

     3.1       Articles of Incorporation (1)

     3.2       Bylaws (1)

     4.1       Reference is made to Exhibits 3.1 and 3.2 (1)

     4.2       Form of Common Stock Certificate (1)

     4.3       Form of Representative's Warrant (1)

     10.1      R-B Rubber Products, Inc. 1995 Stock Option Plan (1)

     10.2      Form of Stock Option Agreement (1)

     10.3 Commercial loan between the Company and Key Bank, dated September 29, 1995 re: real estate purchase (2)

     10.4 Commercial loan between the Company and Key Bank, dated September 1, 1995 re: operating line-of-credit (2)

     10.5 Commercial loan between the Company and Key Bank, dated September 1, 1995 re: equipment acquisition line-of-credit (2)

     10.6 Commercial loan between the Company and Key Bank, dated July 22, 1996 re: operating line of credit for Strata, Inc. (3)

     10.7 Loan modification agreement between the Company and Key Bank of Oregon, dated October 21, 1996, regarding the conversion of the Company's $750,000 equipment line of credit, dated September 1, 1995 into a term loan (4)

     10.8 Loan modification and/or extension agreement between the Company and Key Bank of Oregon, dated October 29, 1996, regarding the Company's $500,000 operating line of credit dated September 1, 1995 (4)

     Exhibit
     Number    Description
     ------    -----------
     10.9      Loan modification and/or extension agreement between the Company and Key Bank of Oregon, dated October 29, 1996, regarding the
               Company's $100,000 operating line of credit for Strata, Inc., dated July 22, 1996 (4)

     10.10 Tire-Derived Product Sales Agreement between the Company and Waste Recovery, Inc., dated September 15, 1995 (2)

     11        Computations of per share earnings

     21        Subsidiaries of the Registrant

     23        Consent of Morrison and Liebswager

     27        Financial Data Schedule

(1) Incorporated by reference to Exhibits to Registrant's Registration Statement on Form SB-2, as amended and filed with the Securities and Exchange Commission on May 9, 1995 (Commission Registration No. 33-90376).
(2) Incorporated by reference to Exhibits to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995, as filed with the Securities and Exchange Commission on March 30, 1996.
(3) Incorporated by reference to Exhibits to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996, as filed with the Securities and Exchange Commission on August 14, 1996.
(4) Incorporated by reference to Exhibits to Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996, as filed with the Securities and Exchange Commission on November 8, 1996.

(b)  Reports on Form 8-K
No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 14, 1997

                         R-B RUBBER PRODUCTS, INC.

                         By:/s/RONALD L. BOGH
                           ------------------
                         Ronald L. Bogh
                         Chairman of the Board, President
                         and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities on the March 14, 1997:

Signature                Title
---------                -----

/s/RONALD L. BOGH        Chairman of the Board, President
-----------------        and Chief Executive Officer
Ronald L. Bogh           (Principal Executive Officer)



/s/DOUGLAS C. NELSON     Vice Chairman of the Board, Senior Vice
--------------------     President and Chief Financial Officer
Douglas C. Nelson        (Principal Financial and Accounting Officer)



/s/JERRY K. BROWN        Director
-----------------
Jerry K. Brown


/s/EDWARD DERAEVE        Director
-----------------
Edward DeRaeve


/s/JAMES V. REIMANN      Director
-------------------
James V. Reimann

                         REPORT OF INDEPENDENT AUDITORS


To the Shareholders and Board of Directors of R-B Rubber Products, Inc.
McMinnville, Oregon

We have audited the accompanying consolidated balance sheets of R-B Rubber Products, Inc., as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R-B Rubber Products, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.


Morrison & Liebswager, P.C.
Certified Public Accountants

Dated:  February 28, 1997

                            R-B RUBBER PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,
                                                                                    1996           1995
                                                                                 ---------     ----------
ASSETS
Current Assets:
    Cash and cash equivalents                                                   $   26,547     $  113,293
    Accounts receivable, net of allowances of $4,898 and $325                      851,976        419,775
    Inventories, net                                                               385,242        365,988
    Income taxes receivable                                                              -        124,565
    Prepaid expenses and other                                                      35,132         65,174
    Deferred tax asset                                                             161,027            -
                                                                                -----------    -----------
        Total Current Assets                                                     1,459,924      1,088,795

Property, Plant and Equipment, net of accumulated
       depreciation and valuation allowance of $1,270,240
       and $1,287,882                                                            4,291,178      4,148,923
Other Assets                                                                       202,019        153,468

                                                                                -----------    -----------
        Total Assets                                                            $5,953,121     $5,391,186
                                                                                -----------    -----------
                                                                                -----------    -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable - bank                                                        $   88,000     $      -
    Notes payable - other                                                          112,770            -
    Accounts payable                                                               344,659        409,299
    Payroll and related benefits payable                                            54,583         30,795
    Interest payable                                                                10,485          7,438
    Current portion of long-term debt                                              121,635         67,536
                                                                                -----------    -----------
        Total Current Liabilities                                                  732,132        515,068

Long-Term Debt, net of current portion                                             891,493        880,383
Deferred Income Taxes                                                              224,010        154,494
Commitments and Contingencies

Shareholders' Equity:
    Common stock, 20,000,000 shares authorized;
      2,172,500 shares issued and outstanding                                    3,797,442      3,797,442
    Additional paid-in capital                                                     282,849        282,849
    Retained earnings (deficit)                                                     25,195       (239,050)
                                                                                -----------    -----------
       Total Shareholders' Equity                                                4,105,486      3,841,241
                                                                                -----------    -----------
       Total Liabilities and Shareholders' Equity                               $5,953,121     $5,391,186
                                                                                -----------    -----------
                                                                                -----------    -----------

        The accompanying notes are an integral part of these statements.

                            R-B RUBBER PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Year Ended December 31,
                                                                                   1996            1995
                                                                                -----------    -----------
Net sales                                                                       $5,293,835     $3,687,704
Cost of sales                                                                    3,455,172      2,436,709
Cost of sales - related party                                                          -           35,000
                                                                                -----------    -----------
Gross profit                                                                     1,838,663      1,215,995
                                                                                -----------    -----------
Operating expenses:
    Selling                                                                        509,772        489,550
    General and administrative                                                   1,040,979      1,040,198
                                                                                -----------    -----------
                                                                                 1,550,751      1,529,748
                                                                                -----------    -----------
                                                                                   287,912       (313,753)
Other income (expense)
    Interest income                                                                    807         16,914
    Interest expense                                                              (116,738)       (99,205)
    Interest expense - related party                                                   -          (62,703)
    Loss on sale of equipment                                                       (3,667)           -
    Unrealized loss on assets held for sale                                            -         (200,000)
    Other income, net                                                                4,420          3,671
                                                                                -----------    -----------
                                                                                  (115,178)      (341,323)
                                                                                -----------    -----------

Income (loss) before provision for income taxes                                    172,734       (655,076)
Benefit from income taxes                                                           91,511         67,055
                                                                                -----------    -----------
Net income (loss)                                                               $  264,245    $  (588,021)
                                                                                -----------    -----------
                                                                                -----------    -----------

Net income (loss) per share                                                        $  0.12       $  (0.33)
                                                                                -----------    -----------
                                                                                -----------    -----------

Shares used in per share calculations                                            2,186,705      1,756,973
                                                                                -----------    -----------
                                                                                -----------    -----------

        The accompanying notes are an integral part of these statements.

                            RB RUBBER PRODUCTS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                        Common Stock        Additional     Retained      Total
                                                                    ----------------------   Paid-In       Earnings   Shareholders'
                                                                     Shares       Amount     Capital      (Deficit)      Equity
                                                                    ----------  ----------  ----------   -----------  -----------
Balance at December 31, 1994                                        1,080,000   $   24,002  $  282,849   $  348,971   $  655,822

Proceeds from issuance of Common
  Stock, net of issuance costs of $869,685                          1,092,500    3,773,440         -            -      3,773,440
Net loss                                                                  -            -           -       (588,021)    (588,021)
                                                                    ----------  ----------  ----------   -----------  -----------
Balance at December 31, 1995                                        2,172,500    3,797,442     282,849     (239,050)   3,841,241

Net income                                                                  -            -           -      264,245      264,245
                                                                    ----------  ----------  ----------   -----------  -----------
Balance at December 31, 1996                                        2,172,500    3,797,442     282,849       25,195    4,105,486
                                                                    ----------  ----------  ----------   -----------  -----------
                                                                    ----------  ----------  ----------   -----------  -----------

        The accompanying notes are an integral part of these statements.

                            R-B RUBBER PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Year Ended December 31,
                                                                          1996          1995
                                                                       ----------   -----------
Cash  flows from operating activities:
   Net Income (loss)                                                   $ 264,245    $ (588,021)
   Adjustments to reconcile net income (loss) to net cash
      flows provided by (used in) operating activities:
         Depreciation and amortization                                   413,337       276,764
         Loss on sale/retirement of equipment                              3,667       196,329
         (Increase) decrease in:
            Accounts receivable, net                                    (432,201)     (238,483)
            Inventories, net                                             (19,254)     (180,178)
            Income taxes receivable                                      124,565      (124,565)
            Prepaid expenses and other                                    30,042       (31,916)
         Increase (decrease) in:
            Income taxes payable                                             -         (68,974)
            Accounts payable                                             (64,640)      210,143
            Payroll and related benefits payable                          23,788          (271)
            Interest payable                                               3,047         1,196
            Deferred income taxes                                        (91,511)      (12,640)
                                                                       ----------   -----------
               Net cash provided by (used in) operating activities       255,085      (560,616)

Cash flows from investing activities:
   Payments for purchase of property and equipment                      (694,856)   (2,766,363)
   Proceeds from sale of fixed assets                                    158,272           -
   Other assets                                                          (48,551)      (45,538)
                                                                       ----------   -----------
               Net cash used in investing activities                    (585,135)   (2,811,901)

Cash flows from financing activities:
   Proceeds from (payments on) short-term debt, net                      200,770      (100,000)
   Proceeds from long-term debt                                           96,753     1,716,470
   Payments on long-term debt                                            (54,219)   (1,727,926)
   Payments on long-term debt - related party                                -        (779,722)
   Proceeds from sale/leaseback transaction                                  -         549,160
   Proceeds from the sale of Common Stock, net of
     issuance costs of $869,685                                              -       3,773,440
                                                                       ----------   -----------
               Net cash provided by financing activities                 243,304     3,431,422

Increase (decrease) in cash and cash equivalents                         (86,746)       58,905

Cash and cash equivalents:
   Beginning of period                                                   113,293        54,388
                                                                       ----------   -----------
   End of period                                                       $  26,547    $  113,293
                                                                       ----------   -----------
                                                                       ----------   -----------

        The accompanying notes are an integral part of these statements.

                            R-B RUBBER PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION. R-B Rubber Products, Inc. (the "Company") was incorporated in Oregon in September 1986. The Company is a vertically integrated rubber recycler that manufactures and sells high quality, durable rubber protective surfaces for a variety of applications within the transportation, agriculture, sports and fitness, playground and manufacturing industries throughout the U.S. The Company is currently positioning itself to enter other existing markets as a provider of raw material for molded rubber products, rubberized running tracks and tennis courts.


The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned and majority owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

In July, 1996, the Company formed Strata Surfacing, Inc. ("Strata"), a wholly owned subsidiary, for the purpose of providing flooring systems installation.

ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that the estimates used are reasonable.

REVENUE RECOGNITION. Revenue from the sale of products is recognized at time of shipment to the customer.

CONCENTRATIONS OF RISK AND SIGNIFICANT CUSTOMERS. Approximately 16 percent of the Company's net sales were to one customer during 1996. Such customer represented 32 percent of the accounts receivable balance at December 31, 1996. Three other customers represented approximately 5 percent, 10 percent and 11 percent of the accounts receivable balance at December 31, 1996. Approximately 17 percent of the Company's 1996 sales were derived from sales to ten major horse trailer manufacturers in the U.S. Should there be a decline in spending throughout the equine industry, it could have a material affect on the financial position and future results of operations of the Company. Balances outstanding at December 31, 1996 for all customers indicated above have been subsequently collected.

The Company invests its excess cash with high credit quality financial institutions which bear minimal risk. The Company has not experienced any losses on its investments.

CASH AND CASH EQUIVALENTS. Cash and cash equivalents consists of cash on hand and highly liquid investments with maturities at the date of purchase of 90 days or less. Frequently, the Company has had funds in excess of the FDIC insurance limits on deposit in an FDIC-insured bank. The bank is large and the exposure is considered nominal.

INVENTORIES. Inventories are stated at lower of cost, using average costs, which approximates the first-in, first-out (FIFO) method, or market, and include materials, labor and manufacturing overhead. Unsalable or unusable items are carried at scrap value and reprocessed.

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major improvements are capitalized as additions. Research and development costs relating to processing and production equipment are capitalized. Depreciation is provided using the straight-line method over the estimated useful lives of the applicable assets as follows:

Buildings and Improvements:             30 years
Machinery and Transportation Equipment: 5 - 14 years
Office Furniture and Equipment:         3 - 7 years

RESEARCH AND DEVELOPMENT. Included in general and administrative expense are expenditures for research and development of $13,403 and $23,087 for the years ended December 31, 1996 and 1995, respectively.

ADVERTISING COSTS. During 1993, the Accounting Standards Executive Committee finalized its Statement of Position (SOP) on Reporting Advertising Costs, which the Company adopted prospectively as required in 1995. The SOP required that advertising costs be expensed when incurred, with the exception of the costs of direct-response advertising, which are capitalized and amortized over the period that benefits are received. Adoption of the new SOP did not have a significant effect on the Company's financial position or its results of operations. Total advertising costs expensed were $59,562 and $129,353 for the years ended December 31, 1996 and 1995, respectively.

NET INCOME PER SHARE. Net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Fully diluted earnings per share is not significantly different from primary earnings per share for the periods presented.

2.   ACCOUNTS RECEIVABLE

The allowance for doubtful accounts at December 31, 1996 and 1995 was $4,898 and $325, respectively. Bad debt expense was $15,902 and $9,530 for the years ended December 31, 1996 and 1995.

3.   INVENTORIES

At December 31, inventories by major classification consisted of the following:

                          1996        1995
                      ---------    ---------
Raw Materials         $  64,080    $  77,619
Finished Goods          312,962      263,369
Other                     8,200       25,000
                      ---------    ---------
                      $ 385,242    $ 365,988
                      ---------    ---------
                      ---------    ---------

4.   PROPERTY, PLANT AND EQUIPMENT

At December 31, property, plant and equipment consisted of the following:

                                                                         1996           1995
                                                                    -------------   ------------
Land                                                                $    167,750    $   167,750
Buildings and improvements                                               682,418        717,959
Machinery and transportation equipment                                 4,466,875      4,174,725
Office furniture and equipment                                           126,557        134,698
                                                                    -------------   ------------
                                                                       5,443,600      5,195,132
Less - accumulated depreciation                                       (1,219,775)    (1,087,882)
                                                                    -------------   ------------
                                                                       4,223,825      4,107,250
Less - valuation allowance on equipment held for resale                  (50,465)      (200,000)
Construction in progress                                                 117,818        241,673
                                                                    -------------   ------------
                                                                    $  4,291,178    $ 4,148,923
                                                                    -------------   ------------
                                                                    -------------   ------------


Depreciation expense was $413,337 and $273,678 for the years ended December 31, 1996 and 1995, respectively. Amounts included above recorded as capital leases totaled $64,711 and $45,722 at December 31, 1996 and 1995, respectively. Due to modifications in processing methods, idle processing equipment with an original book value of $324,905 was written down to its estimated recoverable value of $124,905 during 1995. A majority of such equipment was sold during 1996 and the remainder, expected to be sold in 1997, carries a book value of $65,460.


5.   CREDIT FACILITIES AND OTHER SHORT-TERM DEBT

The Company has a $500,000 operating line-of-credit with a commercial bank which expires October 15, 1997, with interest at .5 percent over the bank's prime rate (8.75% at December 31, 1996), collateralized by accounts receivable, inventory and equipment. The balance outstanding on this line-of-credit was $88,000 at December 31, 1996.

In conjunction with the creation of Strata (Note 1), the Company established a $100,000 operating line-of-credit with a commercial bank which expires October 15, 1997, with interest at 1.25 percent over the bank's prime rate (9.5 percent at December 31, 1996) and collateralized by the accounts receivable, inventory and equipment of the Company. There were no amounts outstanding under this line of credit at December 31, 1996.

Under the terms of these line-of-credit agreements, the Company is required to maintain the following covenants, to be measured annually at fiscal year end:
          Minimum current ratio of 1.25:1
          Total liabilities to tangible net worth of no less than 0.75:1 Minimum tangible net worth $3,650,000

At December 31, 1996, the Company was in compliance with all of the above covenants.

The Company also has a $112,770 loan against the cash surrender value of life insurance at 7.41 percent interest.

6.        LONG-TERM DEBT

Obligations under long-term debt arrangements at December 31, were as follows:

                                                              1996      1995
                                                            --------  --------
Bank term note (converted equipment line-of-credit) at
    8.98 percent and 8.75 percent at December 31, 1996
    and 1995, respectively, payable in 59 payments of
    $8,555, including interest, through September 2001,
    collateralized by accounts receivable, inventory and
    equipment                                             $  401,675  $315,898

Real estate mortgage at 9.24 percent interest, payable in
    monthly amounts of $6,895, including interest, through
    October 5, 2005, collateralized by land and buildings    547,990   577,699

Capital leases payable $2,011 and $1,469 monthly at
    December 31, 1996 and 1995, respectively, through
    November 12, 2000, collateralized by equipment            63,463    54,322
                                                          ----------  --------
                                                           1,013,128   947,919
Less - current portion                                       121,635    67,536
                                                          ----------  --------
Long-term debt, net of current portion                    $  891,493  $880,383
                                                          ----------  --------
                                                          ----------  --------

Principal payments under long-term debt obligations for the next five years and thereafter at December 31, 1996 are as follows:

     1997                                    $  121,635
     1998                                       129,856
     1999                                       139,766
     2000                                       142,809
     2001                                       130,255
     Thereafter                                 348,807
                                             ----------
                                             $1,013,128
                                             ----------
                                             ----------

7.   OPERATING LEASES

During 1995, the Company entered into a tax credit sale-leaseback. The Company sold certain equipment which qualifies for State of Oregon Business Energy Tax Credits to a commercial bank and leased the property back net of related credits. The Company received $549,160 proceeds from the sale. It is leasing the property back for 84 monthly payments of $6,330 each beginning December 10, 1995 and terminating November 10, 2002. The lease is categorized as an operating lease. The Company has an option to reacquire the property at the termination of the lease for a payment in the amount of $176,778, the estimated fair market value.

The Company also leases certain vehicles and equipment under operating leases expiring in various years through 1998.

Minimum lease payments for the next five years and thereafter under non-cancelable operating leases having remaining terms in excess of one year at December 31, 1996 are as follows:

     1997                                      $ 89,598
     1998                                        81,216
     1999                                        75,960
     2000                                        75,960
     2001                                        75,960
     Thereafter                                  69,630
                                               --------
                                               $468,324
                                               --------
                                               --------

Total rental expense related to operating leases was $96,086 and $23,022 for the years ended December 31, 1996 and 1995, respectively.


8.   INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. This statement requires that deferred taxes be established for all temporary differences between the book and tax basis of assets and liabilities.

The provision for (benefit from) income taxes is as follows:

December 31,                 1996           1995
---------------------     ----------     ----------
Current:
    Federal               $(161,027)     $ (67,055)
    State                         -              -
                          ----------     ----------
                           (161,027)       (67,055)
Deferred:
    Federal                  69,516              -
    State                         -              -
                          ----------     ----------
                             69,516              -
                          ----------     ----------
                          $ (91,511)     $ (67,055)
                          ----------     ----------
                          ----------     ----------

A reconciliation between the statutory federal income tax rate and the effective federal income tax rate is as follows:

December 31,                                      1996      1995
----------------------------------------------  -------   --------
Statutory federal income tax rate                 34.0%     34.0%
State taxes, net of federal income tax benefit     6.6       6.6
Valuation allowance                              (93.5)    (16.7)
Effect of graduated federal statutory rate           -     (34.1)
                                                -------   --------
Effective tax rate                               (52.9)%   (10.2)%
                                                -------   --------
                                                -------   --------

At December 31, 1996, the Company recognized current tax benefits to the extent of tax attribute carryovers available. The Company has available at December 31, 1996, the following unused operating loss carry forwards that may be applied against future taxable income and that expire 2010:

Federal                                     $  360,223
State of Oregon                             $  596,657

The Company also has Federal General Business Credit carryovers totaling $20,779 which begin to expire in 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Total deferred tax assets and liabilities at December 31, 1996 were $161,029 and $224,010, respectively. The valuation allowance for recognition of deferred tax benefits decreased from $109,126 to $0. Individually significant components of the Company's deferred tax assets and liabilities at December 31, 1996 were as follows:

Loss and credit carryforwards                         $  143,255
Idle asset valuation allowance                            17,158
Tax depreciation greater than book depreciation         (109,053)
Capitalized research and development expenses           (114,957)


9.   SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows:

December 31,                                        1996            1995
---------------------------------------------     --------        -------
Cash paid during the period for interest          $134,308        158,940
Cash paid during the period for income taxes            --        126,484
Equipment acquired under capital lease              22,675         45,722

10.  COMMITMENTS AND CONTINGENCIES

During 1995, the Company entered into an agreement to purchase tire derived rubber products in chip form. The commitment calls for minimum purchases of 400 standard tons of product per month beginning February 1, 1996 through September 30, 1998. The minimum committed purchase totals $14,400 monthly. Total purchases under this agreement amounted to $101,385 during the year ended December 31, 1996.

The Company is a defendant in a lawsuit filed by one of its former employees. Because of the recent nature of this action, the Company is unable to assess the probable outcome. However, the Company believes the suit is without merit and is vigorously defending its position, and does not believe it will have a material effect on the Company's financial position, results of operations or cash flow.

11.  SHAREHOLDERS' EQUITY

COMMON STOCK SPLIT. In February 1995, in anticipation of the Company's initial public offering of Common Stock, the Company amended it Articles of Incorporation to increase the authorized limits of its no par Common Stock to 20,000,000 shares. The Company's no par Common Stock was split at a rate of 360-for-1 on February 3, 1995. All references in the accompanying financial statements to the number of shares of Common Stock have been retroactively restated to reflect such stock split.

INITIAL PUBLIC OFFERING. During May and June of 1995 the Company received net proceeds in the amount of $3,773,440 from its initial public offering. A total 1,092,500 shares were issued at $4.25 per share. Total offering costs were $869,685.

WARRANTS. At December 31, 1995 the Company had outstanding warrants to purchase 95,000 shares of the Company's Common Stock at $5.10 per share which expire May 9, 2000.

STOCK OPTION PLAN. In March 1995, the Company adopted its 1995 stock option plan (the "1995 Plan"). The 1995 Plan provides for the issuance of incentive stock options to employees of the Company and non-statutory stock options to employees, directors and consultants of the Company. Options granted generally vest over a three-year period, but may vest over a different period at the discretion of the Plan Administrator. Options granted under the 1995 Plan are typically exercisable for a period of 7 years from the date of grant. The exercise price of options granted under the 1995 Plan must be equal to or greater than the fair market value of the Company's Common Stock on the date of grant for incentive stock option under Section 422 of the Code and not less than 85 percent of the fair market value on the date of grant for non-statutory stock options.

Activity under the Plan is summarized as follows:

                                                                                                    Weighted
                                                                                                    Average
                                                                           Shares       Shares      Exercise        Total
                                                                          Available   Subject to    Price Per     Exercise
                                                                          for Grant     Options       Share         Price
                                                                          ---------   ----------    ---------    ----------
Balances, December 31, 1994                                                     -            -        $   -      $       -
Shares reserved                                                           150,000            -            -              -
Options granted                                                           (35,000)      35,000         3.00        105,000
Options canceled                                                                -            -            -              -
Options exercised                                                               -            -            -              -
                                                                          ---------   ----------    ---------    ----------
Balances, December 31, 1995                                               115,000       35,000         3.00        105,000
Options granted                                                          (121,500)     121,500         1.80        218,250
Options canceled                                                           53,000      (53,000)        3.02       (160,125)
Options exercised                                                               -            -            -              -
                                                                          ---------   ----------    ---------    ----------
Balances, December 31, 1996                                                46,500      103,500        $1.58      $ 163,125
                                                                          ---------   ----------    ---------    ----------

At December 31, 1996, the Company had 150,000 shares of Common Stock reserved for future issuance under the 1995 Plan and options to purchase 53,500 shares of the Company's Common Stock were exercisable. The exercise price of all options granted was equal to the market price of the stock on the grant date.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123. During 1995, the Financial Accounting Standards Board issued SFAS 123 which defines a fair value based method of accounting for an employee stock option and similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by APB 25. Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been adopted.

The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 1996 and 1995 using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions for grants:

For the Year Ended December 31,     1996        1995
------------------------------- ----------   ----------
Risk-free interest rate                 6%           6%
Expected dividend yield                 0%           0%
Expected lives                  1.77 years   1.34 years
Expected volatility                    33%          33%

Cost charged to operations was $0 in 1996 and 1995 for stock based employer compensation awards. Stock options awarded December 1, 1995 (35,000 shares) at $3.00 and April 24, 1996 (18,000 shares) were canceled. New grants totaling 43,000 shares replaced these awards at an average option price of $1.55.

Using the Black-Scholes methodology, the total value of options granted during 1996 and 1995 was $17,487 and $18,050, respectively, which would be amortized on a pro forma basis over the vesting period of the options. The weighted average fair value of options granted during 1996 and 1995 was $2.13 and $3.52, respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net income and net income per share would approximate the pro forma disclosures below:

For the Year Ended December 31,           1996                    1995
------------------------------- ----------------------   ----------------------
                                     As         Pro         As           Pro
                                  Reported     Forma     Reported       Forma
                                ----------  ----------   ----------  ----------
Net income (loss)                 $264,245    $253,442   $(588,021)  $(595,757)
Net income (loss) per share       $   0.12    $   0.12   $   (0.33)  $   (0.34)

The following table summarizes information about stock options outstanding at December 31, 1996:


                             Options Outstanding                                      Options Exercisable
----------------------------------------------------------------------------   ----------------------------------
                                            Weighted
                                             Average           Weighted          Number of             Weighted
    Range of           Number               Remaining           Average            Shares              Average
    Exercise         Outstanding           Contractual         Exercise          Exercisable           Exercise
     Prices          at 12/31/96              Life               Price           at 12/31/96            Price
--------------     ---------------        -------------       -----------      -------------         ------------
$       1.50            50,500                2.13             $  1.50              22,500             $  1.50
       1.625            43,000                1.19               1.625              31,000               1.625
        1.75            10,000                3.00                1.75                  --                  --
--------------     ---------------        -------------       -----------      -------------         ------------
$1.50 - 1.75           103,500                1.82             $  1.58              53,500             $  1.57
--------------     ---------------        -------------       -----------      -------------         ------------
--------------     ---------------        -------------       -----------      -------------         ------------


12.  RELATED PARTY TRANSACTIONS

PURCHASE OF FACILITY. In September 1995, the Company fulfilled its obligation to purchase its facility, consisting of a building with approximately 24,000 square feet of administrative and production space and approximately four acres of land (the "Facility"). The Facility was purchased from John G. Nelson and Mary H. Nelson Trust, of which Mr. Douglas C. Nelson, an executive officer and Director of the Company, is a beneficiary, and the Trustee of which is James Nelson, who is related to Douglas C. Nelson, for $581,500 plus closing costs. Prior to purchasing such Facility, the Company leased the Facility from the same for a monthly rental of $5,555. Rental expense associated with this lease totaled zero and $49,995 for the years ended December 31, 1996 and 1995.

PURCHASE OF EQUIPMENT. In June 1995, the Company purchased certain processing equipment from N & B Enterprises, a corporation owned in equal proportions by Messrs. Bogh and Nelson, both executive officers and Directors of the Company, for $200,000. Prior to purchasing the processing equipment, the Company leased such equipment from the same for a monthly rental of $7,000. Rental expense associated with this lease totaled zero and $35,000 for the years ended December 31, 1996 and 1995.

NOTES PAYABLE TO SHAREHOLDERS. In 1989, the Company borrowed $213,972 from Mr. Nelson, an executive officer and Director of the Company, pursuant to a note due January 1, 1996 for the purchase of certain processing equipment. The Company retired such note, along with accrued interest, in May, 1995. Such note bore interest at a market rate and totaled zero and $12,708 for the years ended December 31, 1996 and 1995, respectively.

The Company also had a demand note due to JVR Pension Trust, of which Mr. Reimann, a director of the Company, is the trustee, in the amount of $45,000 for general corporate purposes prior to the Company's initial public offering. The note, and accrued interest were paid in full in May 1995 with proceeds from the Company's initial public offering. Interest expense totaled zero and $2,257 in the years ended December 31, 1996 and 1995, respectively.

PLANT IMPROVEMENTS. During 1996 and 1995 the Company paid $162,582 and $395,254 to a contracting firm owned by Mr. DeRaeve, a Director of the Company, for capital improvements to its plant.

LEGAL SERVICES. During 1996, the Company paid Mr. Brown, a Director of the Company, $3,207 for legal services provided.

All related party transactions were conducted at arms-length rates and conditions.