Form 10QSB
period 1997-03-31
R B RUBBER PRODUCTS INC
filed 1997-05-06
CIK 942615

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                             -----------------------
                                   FORM 10-QSB
                             -----------------------
       (Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997
                                       OR
          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT
                     For the transition period from      to
                                                    -----   -----

                         Commission file number 0-25974
                            -----------------------

                           R-B RUBBER PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

                Oregon                                   93-0967413
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)


      904 E. 10th Avenue, McMinnville, Oregon              97128
      (Address of principal executive offices)           (Zip Code)

         Issuer's telephone number, including area code:  503-472-4691

                            -----------------------

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes  X        No
                                 -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common stock without par value                           2,172,500
             (Class)                             (Outstanding at May 1, 1997)


Transitional Small Business Disclosure Format (check one):  Yes     No X
                                                               ---    ---

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            R-B RUBBER PRODUCTS, INC.
                                   FORM 10-QSB
                                      INDEX





 PART I - FINANCIAL INFORMATION                                         Page
 ------------------------------                                         ----
 Item 1. Financial Statements

         Report of Independent Accountants                               2

         Balance Sheets - March 31, 1997 and December 31, 1996           3

         Statements of Operations - Quarters Ended March 31, 1997        4
         and 1996

         Statements of Cash Flows - Quarters Ended March 31, 1997        5
         and 1996

         Notes to Financial Statements                                   6

 Item 2. Management's Discussion and Analysis or Plan of Operation
                                                                         7


 PART II - OTHER INFORMATION
 ---------------------------

 Item 4. Submission of Matters to a Vote of Security Holders             9

 Item 6. Exhibits and Reports on Form 8-K                                9

 Signatures                                                              10

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS





                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
R-B Rubber Products, Inc.

We have made a review of the condensed consolidated balance sheets of R-B Rubber Products, Inc. as of March 31, 1997 and December 31, 1996, the related condensed consolidated statements of operations for the three month periods ended March 31, 1997 and 1996, and the related condensed consolidated statements of cash flows for the three month periods ended March 31, 1997 and 1996, in accordance with standards established by the American Institute of Certified Public Accountants.

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



Morrison & Liebswager, P.C.

King City, Oregon
May 1, 1997

                            R-B RUBBER PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                      March 31,       December 31,
                                                                        1997              1996
                                                                    -------------     -------------
ASSETS
Current Assets:
  Cash and cash equivalents                                        $     97,524      $     26,547
  Accounts receivable, net of allowances of $4,804 and $4,898           613,384           851,976
  Inventories, net                                                      511,706           385,242
  Prepaid expenses and other                                              8,400            35,132
  Deferred tax asset                                                    125,060           161,027
                                                                    -------------     -------------
    Total Current Assets                                              1,356,074         1,459,924

Property, Plant and Equipment, net of accumulated
    depreciation and valuation allowance of $1,355,178
    and $1,270,240                                                    4,379,043         4,291,178
Other Assets                                                            228,048           202,019
                                                                    -------------     -------------
    Total Assets                                                   $  5,963,165      $  5,953,121
                                                                    -------------     -------------
                                                                    -------------     -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable - bank                                             $        -        $     88,000
  Notes payable - other                                                 112,770           112,770
  Accounts payable                                                      305,669           344,659
  Payroll and related benefits payable                                   96,165            54,583
  Interest payable                                                          -              10,485
  Income taxes payable                                                   29,301               -
  Current portion of long-term debt                                     124,967           121,635
                                                                    -------------     -------------
    Total Current Liabilities                                           668,872           732,132


Long-Term Debt, net of current portion                                  849,273           891,493
Deferred Income Taxes                                                   219,282           224,010
Commitments and Contingencies

Shareholders' Equity:
  Common stock, 20,000,000 shares authorized;
   2,172,500 shares issued and outstanding                            3,797,442         3,797,442
  Additional paid-in capital                                            282,849           282,849
  Retained earnings                                                     145,447            25,195
                                                                    -------------     -------------
   Total Shareholders' Equity                                         4,225,738         4,105,486
                                                                    -------------     -------------
   Total Liabilities and Shareholders' Equity                      $  5,963,165      $  5,953,121
                                                                    -------------     -------------
                                                                    -------------     -------------

        The accompanying notes are an integral part of these statements.

                            R-B RUBBER PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                               Three Months Ended March 31,
                                                1997                 1996
                                            ------------         ------------

Net sales                                  $  1,626,895         $  1,098,442
Cost of sales                                   973,521              674,828
                                            ------------         ------------
Gross profit                                    653,374              423,614

Operating expenses:
  Selling                                       144,996              144,584
  General and administrative                    304,811              249,787
                                            ------------         ------------
                                                449,807              394,371
                                            ------------         ------------

Income from operations                          203,567               29,243

Other income (expense)
  Interest expense                              (26,961)             (25,127)
  Gain on sale of assets                            555
  Other income, net                               3,630                  -
                                            ------------         ------------
                                                (22,776)             (25,127)
                                            ------------         ------------

Income before provision for income taxes        180,791                4,116
Provision for income taxes                       60,540                  -
                                            ------------         ------------
Net income                                 $    120,251         $      4,116
                                            ------------         ------------
                                            ------------         ------------

Net income per share                       $       0.05         $       0.00
                                            ------------         ------------
                                            ------------         ------------

Shares used in per share calculations         2,221,025            2,173,995
                                            ------------         ------------
                                            ------------         ------------









        The accompanying notes are an integral part of these statements.

                            R-B RUBBER PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  Three Months Ended March 31,
                                                                    1997                1996
                                                                ------------        ------------
Cash flows from operating activities:
 Net Income                                                    $    120,251        $      4,116
 Adjustments to reconcile net income to net cash
   flows provided by (used in) operating activities:
     Depreciation and amortization                                  135,403              91,394
     Gain on sale of equipment                                         (555)                -
     Deferred income taxes                                           31,239                 -
     (Increase) decrease in:
       Accounts receivable, net                                     238,592               2,406
       Inventories, net                                            (126,464)           (148,133)
       Prepaid expenses and other                                    26,732               5,835
     Increase (decrease) in:
       Income taxes payable                                          29,301                 -
       Accounts payable                                             (38,990)           (224,560)
       Payroll and related benefits payable                          41,582              16,622
       Interest payable                                             (10,485)             (7,438)
                                                                ------------        ------------
         Net cash provided by (used in) operating activities        446,606            (259,758)

Cash flows from investing activities:
 Payments for purchase of property and equipment                   (223,267)           (131,871)
 Proceeds from sale of fixed assets                                     555                 -
 Other assets                                                       (26,029)            (15,323)
                                                                ------------        ------------
         Net cash used in investing activities                     (248,741)           (147,194)

Cash flows from financing activities:
 Proceeds from (payments on) short-term debt, net                   (88,000)            309,000
 Proceeds from long-term debt                                             -                 -
 Payments on long-term debt                                         (38,888)            (13,493)
                                                                ------------        ------------
         Net cash provided by (used in) financing activities       (126,888)            295,507

Increase (decrease) in cash and cash equivalents                     70,977            (111,445)

Cash and cash equivalents:
 Beginning of period                                                 26,547             113,293
                                                                ------------        ------------
 End of period                                                 $     97,524         $     1,848
                                                                ------------        ------------
                                                                ------------        ------------








        The accompanying notes are an integral part of these statements.

                            R-B RUBBER PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION
The financial information included herein for the quarterly periods ended March 31, 1997 and 1996 and the financial information as of March 31, 1997 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report to Shareholders on Form 10-KSB. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  INVENTORIES
Inventories are stated at lower of cost, using average costs, which approximates the first-in, first-out (FIFO) method, or market, and include materials, labor and manufacturing overhead. Unsalable or unusable items are carried at scrap value and reprocessed. In the first quarter of 1996, the Company revised its estimates of average costs for valuing inventory. Such revision was accounted for prospectively. The effect of the revision was to increase inventory and decrease cost of goods sold by an amount that was not material to the Company's results of operations.

                       March 31, 1997     December 31, 1996
                       --------------     -----------------
 Raw materials           $   70,937          $   64,080
 Finished goods             435,769             312,962
 Other                        5,000               8,200
                       --------------     -----------------
                         $  511,706          $  385,242
                       --------------     -----------------

NOTE 3.  EARNINGS PER SHARE
In March 1997, the Financial Accounting Standards Board issued Statement 128, EARNINGS PER SHARE ("SFAS 128"), superseding Opinion 15. SFAS 128 is required to be adopted for periods ending after December 15, 1997. Pro forma effects of applying SFAS 128 are as follows:

 Three Months Ended:            March 31, 1997  March 31, 1996
------------------------------- --------------  --------------
 Primary EPS as reported            $  0.05         $  0.00
 Effect of SFAS 128                    0.01            0.00
                                --------------  --------------
 Basic EPS as restated              $  0.06         $  0.00
                                --------------  --------------
                                --------------  --------------
 Fully diluted EPS as reported      $  0.05         $  0.00
 Effect of SFAS 128                    0.00            0.00
                                --------------  --------------
 Diluted EPS as restated            $  0.05         $  0.00
                                --------------  --------------
                                --------------  --------------

NOTE 4.  LEGAL PROCEEDINGS
The Company is a defendant in a lawsuit filed by one of its former employees. Because of the recent nature of this action, the Company is unable to assess the probable outcome. However, the Company believes the suit is without merit and is vigorously defending its position, and does not believe it will have a material effect on the Company's financial position, results of operations or cash flow.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS
Management's Discussion and Analysis or Plan of Operation contains forward looking statements that involve a number of risks and uncertainties. Future market conditions are subject to supply and demand conditions and decisions of other market participants over which the Company has no control and which are inherently very difficult to predict. In addition, there are other factors that could cause actual results to differ materially, including competitive pressures, increased demand for the Company's raw materials and the risk factors listed from time to time in the Company's Securities and Exchange Commission reports, including, but not limited to, the report of Form 10-KSB for the year ended December 31, 1996.


RESULTS OF OPERATIONS
Net sales increased 48 percent to $1.6 million for the first quarter of 1997 from $1.1 million for the first quarter of 1996. The increase was primarily attributable to efforts by the Company to strengthen its sales and marketing departments and therefore increase sales.

Gross profit increased to $653,000 (40.2 percent of net sales) for the first quarter of 1997 from $424,000 (38.6 percent of net sales) for the first quarter of 1996. The increase as a percentage of sales is primarily a result of decreased raw material costs, partially offset by increased labor and depreciation costs. The Company has been able to lower its raw material cost by modifying its existing processing equipment in order to effectively process larger truck tire chips and therefore supplement its raw material supply with such material. The truck tire chips are less expensive than the buffings that have been used historically. The Company is currently researching additional processing improvements that would allow it to process automobile tire chips, helping to ensure an adequate supply of such lower cost raw material in the future.

Selling expenses remained stable at $145,000 for the first quarter of 1997 (8.9 percent of net sales) compared to $145,000 (13.2 percent of net sales) for the first quarter of 1996. The Company was able to increase sales while keeping selling expenses constant by offsetting increased selling personnel costs with cost containment efforts.

General and administrative expenses increased to $305,000 (18.7 percent of net sales) for the first quarter of 1997 from $250,000 (22.7 percent of net sales) for the first quarter of 1996, primarily as a result of growth of the Company, partially offset by cost containment efforts.

Income tax expense, totaling $61,000 for the three month period ended March 31, 1997, was recorded at an estimated effective rate of approximately 33.5 percent.

Net income increased to $120,000 (7.4 percent of net sales) for the first quarter of 1997 from $4,000 (0.3 percent of net sales) for the first quarter of 1996, as a result of the individual line items changes discussed above.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 1997 working capital was $687,000, including $98,000 of cash and cash equivalents. In the first quarter of 1997, working capital decreased by $41,000 and the current ratio remained constant at 2.0:1.

Cash and cash equivalents increased $71,000 primarily due to $447,000 provided by operations, offset by $223,000 for the purchase of property and equipment and $127,000 for payments on borrowings under short and long-term debt.

Accounts receivable decreased $239,000 to $613,000 at March 31, 1997 compared to $852,000 at December 31, 1996. Days sales outstanding decreased to 34 days at March 31, 1997 compared to 46 days at December 31, 1996. The decrease in the accounts receivable balance and in days sales outstanding relate primarily to four accounts at December 31, 1996 totaling $451,000 that were collected in the first quarter of 1997, offset by increased sales in the first quarter of 1997 compared to the first quarter of 1996.

Inventories increased $126,000 to $512,000 at March 31, 1997 from $385,000 at December 31, 1996 due primarily to the building of finished goods inventory in order to help ensure adequate quantities are available to meet anticipated demand. Inventory turned approximately 9 times on an annualized basis for the first quarter of 1997 and for all of 1996.

Capital expenditures of $223,000 during the first quarter of 1997 primarily resulted from the refurbishing of existing rubber processing equipment to increase production capacity. Total capital expenditures are expected to be approximately $1.3 million during 1997 primarily to purchase and/or refurbish existing rubber processing equipment in order to increase production capacity. Such amount would be funded primarily through leases utilizing existing tax credits, with the remainder financed with conventional long-term debt.

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the Company was held on April 23, 1997, at which the following action was taken:

1. The shareholders elected the five nominees for Director to the Board of Directors of the Company. The five Directors elected, along with the voting results are as follows:

Name                   No. of Shares Voting For    No. of Shares Withheld Voting
----                   ------------------------    -----------------------------
Ronald L. Bogh                1,282,293                        200
Jerry K. Brown                1,282,293                        200
Edward DeRaeve                1,282,293                        200
Douglas C. Nelson             1,282,293                        200
James V. Reimann              1,282,293                        200


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as a part of this report are listed below.

Exhibit No.
-----------

          11   Calculations of Net Income Per Share
          27   Financial Data Schedule

(b) Reports on Form 8-K

The Company did not file any Reports on Form 8-K during the quarter ended March 31, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   May 1, 1997                R-B RUBBER PRODUCTS, INC.


                                   By: /s/RONALD L. BOGH
                                      -----------------------------------
                                   Ronald L. Bogh
                                   Chairman of the Board and President
                                   (Principal Executive Officer)

                                   By: /s/ DOUGLAS C. NELSON
                                      -----------------------------------
                                   Douglas C. Nelson
                                   Director, Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)