Form 10QSB
period 1997-06-30
R B RUBBER PRODUCTS INC
filed 1997-08-05
CIK 942615

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                              --------------------
                                   FORM 10-QSB
                              --------------------
     (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                   ACT OF 1934
                  For the quarterly period ended June 30, 1997
                                       OR
             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE EXCHANGE ACT
                    For the transition period from____ to____

                         Commission file number 0-25974

                              --------------------

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

                              --------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes  X         No
                                       -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock without par value                           2,172,500
          (Class)                               (Outstanding at July 31, 1997)

Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                               ----   ----
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            R-B RUBBER PRODUCTS, INC.
                                   FORM 10-QSB
                                      INDEX



PART I - FINANCIAL INFORMATION                                          Page
                                                                        ----

Item 1.  Financial Statements

         Report of Independent Accountants                               2

         Balance Sheets - June 30, 1997 and December 31, 1996            3

         Statements of Operations - Three and Six Months Ended
         June 30, 1997 and 1996                                          4

         Statements of Cash Flows - Six Months Ended June 30, 1997
         and 1996                                                        5

         Notes to Financial Statements                                   6

Item 2.  Management's Discussion and Analysis or Plan of Operation       7


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                9

Signatures                                                              10

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS





                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
R-B Rubber Products, Inc.

We have made a review of the condensed consolidated balance sheets of R-B Rubber Products, Inc. as of June 30, 1997 and December 31, 1996, the related condensed consolidated statements of operations for the three and six month periods ended June 30, 1997 and 1996, and the related condensed consolidated statements of cash flows for the six month periods ended June 30, 1997 and 1996, in accordance with standards established by the American Institute of Certified Public Accountants.

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



Morrison & Liebswager, P.C.

King City, Oregon
July 31, 1997

                                   R-B RIBBER PRODUCTS, INC.
                                  CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)


                                                                     June 30,     December 31,
                                                                      1997            1996
                                                                   ----------     ------------
ASSETS
Current Assets:
  Cash and cash equivalents                                      $     21,633   $       26,547
  Accounts receivable, net of allowances of $4,783 and $4,898         770,754          851,976
  Inventories, net                                                    622,591          385,242
  Prepaid expenses and other                                           85,462           35,132
  Deferred tax asset                                                   89,092          161,027
                                                                   ----------     ------------
    Total Current Assets                                            1,589,532        1,459,924

Property, Plant and Equipment, net of accumulated
    depreciation and valuation allowance of $1,478,493
    and $1,270,240                                                  4,677,769        4,291,178
Other Assets                                                          258,259          202,019
                                                                   ----------     ------------
    Total Assets                                                 $  6,525,560   $    5,953,121
                                                                   ----------     ------------
                                                                   ----------     ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable - bank                                           $    390,000   $       88,000
  Notes payable - other                                                   -            112,770
  Accounts payable                                                    411,090          344,659
  Payroll and related benefits payable                                117,317           54,583
  Interest payable                                                        -             10,485
  Income taxes payable                                                 76,590              -
  Current portion of long-term debt                                   123,851          121,635
                                                                   ----------     ------------
    Total Current Liabilities                                       1,118,848          732,132


Long-Term Debt, net of current portion                                819,846          891,493
Deferred Income Taxes                                                 214,553          224,010
Commitments and Contingencies

Shareholders' Equity:
  Common stock, 20,000,000 shares authorized;
   2,172,500 shares issued and outstanding                          3,797,442        3,797,442
  Additional paid-in capital                                          282,849          282,849
  Retained earnings                                                   292,022           25,195
                                                                   ----------     ------------
    Total Shareholders' Equity                                      4,372,313        4,105,486
                                                                   ----------     ------------
    Total Liabilities and Shareholders' Equity                   $  6,525,560   $    5,953,121
                                                                   ----------     ------------
                                                                   ----------     ------------


      The accompanying notes are an integral part of these balance sheets.

                                   R-B RUBBER PRODUCTS, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Unaudited)



                                                         Three Months Ended June 30,              Six Months Ended June 30,
                                                          1997                1996                1997                1996
                                                     -------------       -------------       -------------       -------------
Net sales                                           $   1,725,485       $   1,124,925       $   3,352,376       $   2,223,366
Cost of sales                                           1,009,958             805,790           1,983,479           1,480,618
                                                     -------------       -------------       -------------       -------------
Gross profit                                              715,527             319,135           1,368,897             742,748

Operating expenses:
  Selling                                                 172,274             130,155             317,270             274,739
  General and administrative                              292,621             280,523             597,432             530,310
                                                     -------------       -------------       -------------       -------------
                                                          464,895             410,678             914,702             805,049
                                                     -------------       -------------       -------------       -------------

Income from operations                                    250,632             (91,543)            454,195             (62,301)

Other income (expense)
  Interest expense                                        (25,535)            (33,679)            (52,496)            (58,806)
  Gain on sale of assets                                      -                   -                   555                 -
  Other income, net                                           -                 3,188               3,630               3,188
                                                     -------------       -------------       -------------       -------------
                                                          (25,535)            (30,491)            (48,311)            (55,618)
                                                     -------------       -------------       -------------       -------------

Income (loss) before provision for income taxes           225,097            (122,034)            405,884            (117,919)
Provision for income taxes                                 78,517                 -               139,057                 -
                                                     -------------       -------------       -------------       -------------
Net income (loss)                                   $     146,580       $    (122,034)       $    266,827       $    (117,919)
                                                     -------------       -------------       -------------       -------------
                                                     -------------       -------------       -------------       -------------

Net income (loss) per share                         $        0.07       $       (0.06)       $       0.12       $       (0.05)
                                                     -------------       -------------       -------------       -------------
                                                     -------------       -------------       -------------       -------------

Shares used in per share calculations                   2,220,615           2,172,500           2,214,035           2,172,500
                                                     -------------       -------------       -------------       -------------
                                                     -------------       -------------       -------------       -------------


        The accompanying notes are an integral part of these statements.

                                   R-B RUBBER PRODUCTS, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                                        Six Months Ended June 30,
                                                                         1997               1996
                                                                  ---------------     ---------------
Cash flows from operating activities:
 Net Income                                                      $       266,827     $      (117,919)
 Adjustments to reconcile net income to net cash
  flows provided by (used in) operating activities:
    Depreciation and amortization                                        258,718             196,010
    Gain on sale of equipment                                               (555)             (1,500)
    (Increase) decrease in:
      Accounts receivable, net                                            81,222             (89,791)
      Inventories, net                                                  (237,349)           (151,755)
      Income taxes receivable                                                                124,565
      Prepaid expenses and other                                         (50,330)            (25,307)
    Increase (decrease) in:
      Income taxes payable                                                76,590                 -
      Accounts payable                                                    66,431            (186,812)
      Payroll and related benefits payable                                62,734              41,730
      Interest payable                                                   (10,485)             (7,438)
      Deferred income taxes                                               62,478                 -
                                                                  ---------------     ---------------
        Net cash provided by (used in) operating activities              576,281            (218,217)

Cash flows from investing activities:
 Payments for purchase of property and equipment                        (645,309)           (429,566)
 Proceeds from sale of fixed assets                                          555               1,500
 Other assets                                                            (56,240)             (2,184)
                                                                  ---------------     ---------------
        Net cash used in investing activities                           (700,994)           (430,250)

Cash flows from financing activities:
 Proceeds from short-term debt, net                                      302,000             542,770
 Payments on short-term debt                                            (112,770)                -
 Proceeds from long-term debt                                                -                18,800
 Payments on long-term debt                                              (69,431)            (24,232)
                                                                  ---------------     ---------------
        Net cash provided by financing activities                        119,799             537,338

Decrease in cash and cash equivalents                                     (4,914)           (111,129)

Cash and cash equivalents:
 Beginning of period                                                      26,547             113,293
                                                                  ---------------     ---------------
 End of period                                                   $        21,633     $         2,164
                                                                  ---------------     ---------------
                                                                  ---------------     ---------------

        The accompanying notes are an integrat part of these statements.

                            R-B RUBBER PRODUCTS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION
The financial information included herein for the three and six month periods ended June 30, 1997 and 1996 and the financial information as of June 30, 1997 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report to Shareholders on Form 10-KSB. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  INVENTORIES
Inventories are stated at lower of cost, using average costs, which approximates the first-in, first-out (FIFO) method, or market, and include materials, labor and manufacturing overhead. Unsalable or unusable items are carried at scrap value and reprocessed.

                                 June 30, 1997      December 31, 1996
                              -----------------   ---------------------
Raw materials                       $  43,989           $  64,080
Finished goods                        573,602             312,962
Other                                   5,000               8,200
                              -----------------   ---------------------
                                    $ 622,591           $ 385,242
                              -----------------   ---------------------
                              -----------------   ---------------------

NOTE 3.  EARNINGS PER SHARE
In March 1997, the Financial Accounting Standards Board issued Statement 128, EARNINGS PER SHARE ("SFAS 128"), superseding Opinion 15. This statement establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be comparable or slightly higher than the currently presented net income per share, as the effect of dilutive stock options will not be considered in computing basic net income per share. Diluted net income per share is expected to be comparable or slightly lower than the currently presented net income per share since the diluted calculation will also use the average market price instead of the higher of the average or ending market price for its calculations. SFAS 128 is required to be adopted for periods ending after December 15, 1997. Pro forma effects of applying SFAS 128 are as follows:

                                Three Months Ended June 30,      Six Months Ended June 30,
                               -----------------------------    ---------------------------
                                    1997            1996            1997          1996
                               ------------   --------------    -----------   -------------
Primary EPS as reported          $  0.07        $  (0.06)         $  0.12       $  (0.05)
Effect of SFAS 128                  0.00            0.00             0.00           0.00
                               ------------   --------------    -----------   -------------
Basic EPS as restated            $  0.07        $  (0.06)         $  0.12       $  (0.05)
                               ------------   --------------    -----------   -------------
                               ------------   --------------    -----------   -------------

Fully diluted EPS as reported    $  0.07        $  (0.06)         $  0.12       $  (0.05)
Effect of SFAS 128                  0.00            0.00             0.00           0.00
                               ------------   --------------    -----------   -------------
Diluted EPS as restated          $  0.07        $  (0.06)         $  0.12       $  (0.05)
                               ------------   --------------    -----------   -------------
                               ------------   --------------    -----------   -------------

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

NOTE 5.  SUBSEQUENT EVENT
On July 1, 1997, the Company divested itself of its 100 percent owned subsidiary, Strata Surfacing, Inc.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS
Management's Discussion and Analysis or Plan of Operation contains forward-looking statements that involve a number of risks and uncertainties. Future market conditions are subject to supply and demand conditions and decisions of other market participants over which the Company has no control and which are inherently very difficult to predict. In addition, there are other factors that could cause actual results to differ materially, including competitive pressures, increased demand for the Company's raw materials and the risk factors listed from time to time in the Company's Securities and Exchange Commission reports, including, but not limited to, the report of Form 10-KSB for the year ended December 31, 1996.


RESULTS OF OPERATIONS
Net sales increased 53 percent to $1.7 million for the second quarter of 1997 from $1.1 million for the second quarter of 1996 and increased to $3.4 million for the first half of 1997 compared to $2.2 million for the first half of 1996. The increase was primarily attributable to efforts by the Company to increase penetration and distribution in its primary markets.

Gross profit increased to $716,000 and $1.4 million, respectively (41.5 percent and 40.8 percent of net sales, respectively) for the three month and six month periods ended June 30, 1997 from $319,000 and $743,000, respectively (28.4 percent and 33.4 percent of net sales, respectively) for the comparable periods of 1996. The increase as a percentage of sales is primarily a result of increased sales. The Company continues to lower its raw material cost by modifying its existing processing equipment in order to effectively process larger truck tire chips and therefore supplement its raw material supply with such material. The truck tire chips are less expensive than the buffings that have been used historically. The Company is currently researching additional processing improvements that would allow it to process automobile tire chips, helping to ensure an adequate supply of such lower cost raw material in the future.

Selling expenses increased to $172,000 and $317,000, respectively (10.0 percent and 9.5 percent of net sales, respectively) for the three month and six month periods ended June 30, 1997 from $130,000 and $275,000, respectively (11.6 percent and 12.4 percent of net sales, respectively) for the comparable periods of 1996. The increase in dollars is primarily a result of increased sales personnel and costs associated with promoting the Company's products. The decrease as a percentage of net sales is a result of a larger sales base.

General and administrative expenses increased to $293,000 and $597,000, respectively (17.0 percent and 17.8 percent of net sales, respectively) for the three month and six month periods ended June 30, 1997 from $281,000 and $530,000, respectively (25.0 percent and 23.9 percent of net sales, respectively) for the comparable periods of 1996, primarily as a result of growth of the Company, partially offset by cost containment efforts. The decrease as a percentage of net sales is a result of a larger sales base to spread the costs over.

Income tax expense, totaling $79,000 and $139,000, respectively for the three month and six month periods ended June 30, 1997, was recorded at estimated effective rates of approximately 34.9 percent and 34.3, respectively.

Net income (loss) increased to $147,000 and $267,000, respectively (8.5 percent and 8.0 percent of net sales, respectively) for the three month and six month periods ended June 30, 1997 from a loss of $(122,000) and $(118,000), respectively for the comparable periods of 1996, as a result of the individual line items changes discussed above.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 1997 working capital was $471,000, including $21,633 of cash and cash equivalents. In the first half of 1997, working capital decreased by $257,000 and the current ratio decreased to 1.4:1 from 2.0:1.

Cash and cash equivalents decreased $5,000 primarily due to $646,000 for the purchase of property and equipment and $56,000 used for other investing activities, offset by $576,000 provided by operations and $120,000 provided from borrowings, net of payments on borrowings.

Accounts receivable decreased $81,000 to $771,000 at June 30, 1997 compared to $852,000 at December 31, 1996. Days sales outstanding decreased to 41 days at June 30, 1997 compared to 46 days at December 31, 1996. The decrease in the accounts receivable balance and in days sales outstanding relate primarily to four accounts at December 31, 1996 totaling $451,000 that were collected in the first quarter of 1997, offset by increased sales in the first half of 1997 compared to the first half of 1996.

Inventories increased $238,000 to $623,000 at June 30, 1997 from $385,000 at December 31, 1996 due primarily to the building of finished goods inventory in order to help ensure adequate quantities are available to meet anticipated demand. Inventory turned approximately 8 times on an annualized basis for the first half of 1997 compared to 9 times for all of 1996.

Capital expenditures of $645,000 during the first half of 1997 primarily resulted from the refurbishing of existing rubber processing equipment to increase production capacity. Total capital expenditures are expected to be approximately $1.3 million during 1997 primarily to purchase and/or refurbish existing rubber processing equipment in order to increase production capacity. Upon completion of refurbishing the processing equipment, the Company plans to utilize a sale/leaseback transaction, utilizing existing tax credits, to finance the expenditures. The Company intends to structure such lease as an operating lease. Any remaining amounts would be financed with conventional long-term debt.

NEW ACCOUNTING PRONOUNCEMENTS
In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128"). This statement establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be comparable or slightly higher than the currently presented net income per share, as the effect of dilutive stock options will not be considered in computing basic net income per share. Diluted net income per share is expected to be comparable or slightly lower than the currently presented net income per share since the diluted calculation will also use the average market price instead of the higher of the average or ending market price for its calculations. The Company expects to adopt SFAS 128 in the fourth quarter of 1997 and, at that time, all historical net income per share data presented will be restated to conform to the provisions of SFAS 128.

In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The Company expects to adopt SFAS 130 in the first quarter of 1998 and does not expect comprehensive income to be materially different from currently reported net income.



                         PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as a part of this report are listed below.

Exhibit No.
-----------
        11    Calculations of Net Income Per Share
        27    Financial Data Schedule

(b) Reports on Form 8-K

The Company did not file any Reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   July 31, 1997              R-B RUBBER PRODUCTS, INC.


                                   By: /s/ RONALD L. BOGH
                                      ------------------------------------------
                                   Ronald L. Bogh
                                   Chairman of the Board and President
                                   (Principal Executive Officer)


                                   By: /s/ DOUGLAS C. NELSON
                                      ------------------------------------------
                                   Douglas C. Nelson
                                   Director, Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)