Form 10QSB
period 1997-09-30
R B RUBBER PRODUCTS INC
filed 1997-11-05
CIK 942615

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                ----------------------

                                     FORM 10-QSB
                                ----------------------
      (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1997
                                          OR
                [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                 OF THE EXCHANGE ACT
                           For the transition period from   to
                                                         ----  ----
                            Commission file number 0-25974
                                   ----------------

                              R-B RUBBER PRODUCTS, INC.
                (Exact name of registrant as specified in its charter)

         Oregon                                       93-0967413
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

  904 E. 10th Avenue, McMinnville, Oregon                  97128
  (Address of principal executive offices)               (Zip Code)

            Issuer's telephone number, including area code:  503-472-4691

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                     Yes    X         No
                                          ------             ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common stock without par value                    2,172,500
              (Class)                       (Outstanding at October 31, 1997)

    Transitional Small Business Disclosure Format (check one):  Yes    No   X
                                                                         -----

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              R-B RUBBER PRODUCTS, INC.
                                     FORM 10-QSB
                                        INDEX



PART I - FINANCIAL INFORMATION                                            Page
------------------------------                                            ----
Item 1.  Financial Statements


         Report of Independent Accountants                                   2

         Balance Sheets - September 30, 1997 and December 31, 1996           3

         Statements of Operations - Three Month and Nine Month Periods Ended
         September 30, 1997 and 1996                                         4

         Statements of Cash Flows - Nine Month Periods Ended September 30,
         1997 and 1996                                                       5

         Notes to Financial Statements                                       6

Item 2.  Management's Discussion and Analysis or Plan of Operation           7

PART II - OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                    10

Signatures                                                                   11

                            PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS



                          REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
R-B Rubber Products, Inc.

We have made a review of the condensed consolidated balance sheets of R-B Rubber Products, Inc. as of September 30, 1997 and December 31, 1996, the related condensed consolidated statements of operations for the three month and nine month periods ended September 30, 1997 and 1996, and the related condensed consolidated statements of cash flows for the nine month periods ended September 30, 1997 and 1996, in accordance with standards established by the American Institute of Certified Public Accountants.

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



Morrison & Liebswager, P.C.

King City, Oregon
November 4, 1997

                              R-B RUBBER PRODUCTS, INC.
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)


                                                   September 30,  December 31,
                                                        1997         1996
                                                   -------------  ------------
Assets
Current Assets:
  Cash and cash equivalents                        $      56,596  $     26,547
  Accounts receivable, net of allowances of
    $4,783 and $4,898                                    960,094       851,976
  Inventories, net                                       684,254       385,242
  Prepaid expenses and other                             114,040        35,132
  Deferred tax asset                                      53,125       161,027
                                                   -------------  ------------
      Total Current Assets                             1,868,109     1,459,924

Property, Plant and Equipment, net of accumulated
      depreciation and valuation allowance of
      $1,646,840 and $1,270,240                        4,951,054     4,291,178
Other Assets                                             243,826       202,019
                                                   -------------  ------------
      Total Assets                                 $   7,062,989  $  5,953,121
                                                   -------------  ------------
                                                   -------------  ------------


Liabilities and Shareholders' Equity
Current Liabilities:
  Notes payable - bank                             $     742,394  $     88,000
  Notes payable - other                                        0       112,770
  Accounts payable                                       428,247       344,659
  Payroll and related benefits payable                   120,832        54,583
  Interest payable                                         2,874        10,485
  Income taxes payable                                   112,970            -
  Other accrued liabilities                               24,117            -
  Current portion of long-term debt                      125,672       121,635
                                                   -------------  ------------
      Total Current Liabilities                        1,557,106       732,132


Long-Term Debt, net of current portion                   797,814       891,493
Deferred Income Taxes                                    209,825       224,010
Commitments and Contingencies

Shareholders' Equity:
  Common stock, no par, 20,000,000 shares
   authorized; 2,172,500 shares issued and
   outstanding                                         3,797,442     3,797,442
  Additional paid-in capital                             282,849       282,849
  Retained earnings                                      417,953        25,195
                                                   -------------  ------------
      Total Shareholders' Equity                       4,498,244     4,105,486
                                                   -------------  ------------
      Total Liabilities and Shareholders' Equity   $   7,062,989  $  5,953,121
                                                   -------------  ------------
                                                   -------------  ------------

           The accompanying notes are an integral part of these statements.

                              R-B RUBBER PRODUCTS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)



                                                  Three months ended September 30,   Nine months ended September 30,
                                                        1997           1996               1997            1996
                                                    ------------   ------------       ------------    ------------

Net sales                                           $  1,896,997   $  1,359,631       $  5,249,377    $  3,582,998
Cost of sales                                          1,213,708        952,830          3,197,187       2,433,448
                                                    ------------   ------------       ------------    ------------
Gross profit                                             683,289        406,801          2,052,190       1,149,550
                                                    ------------   ------------       ------------    ------------

Operating expenses:
    Selling                                              192,572        110,270            509,842         385,009
    General and administrative                           269,364        230,990            866,796         761,300
                                                    ------------   ------------       ------------    ------------
                                                         461,936        341,260          1,376,638       1,146,309
                                                    ------------   ------------       ------------    ------------

Other income (expense)
    Interest income                                          760             13                760             795
    Interest expense                                     (32,936)       (33,268)           (85,432)        (89,287)
    Gain on sale of assets                                     0              0                555               0
    Other income, net                                      4,379          3,600              8,009           3,219
                                                    ------------   ------------       ------------    ------------
                                                         (27,797)       (29,655)           (76,108)        (85,273)
                                                    ------------   ------------       ------------    ------------
                                                    ------------   ------------       ------------    ------------

Income (loss) before provision for income taxes          193,556         35,886            599,444         (82,032)
Provision for (benefit from) income taxes                 67,629              0            206,686               0
                                                    ------------   ------------       ------------    ------------
Net income (loss)                                   $    125,927   $     35,886       $    392,758    $    (82,032)
                                                    ------------   ------------       ------------    ------------
                                                    ------------   ------------       ------------    ------------

Net income (loss) per share                         $       0.06   $       0.02       $       0.18    $      (0.04)
                                                    ------------   ------------       ------------    ------------
                                                    ------------   ------------       ------------    ------------

Shares used in per share calculations                  2,228,386      2,172,500          2,219,392       2,172,500
                                                    ------------   ------------       ------------    ------------
                                                    ------------   ------------       ------------    ------------



           The accompanying notes are an integral part of these statements.

                              R-B RUBBER PRODUCTS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                          Nine months ended
                                                            September 30,
                                                          1997        1996
                                                       ----------  ----------

Cash  flows from operating activities:
 Net income (loss)                                    $  392,758   $  (82,032)
 Adjustments to reconcile net income (loss)
  to net cash
   flows provided by (used in) operating activities:
     Depreciation and amortization                       376,599      297,211
     Gain on sale of fixed assets                           (555)        (100)
     (Increase) decrease in:
       Accounts receivable, net                         (108,118)    (289,218)
       Inventories, net                                 (299,012)      12,181
       Income taxes receivable                               -        124,565
       Prepaid expenses and other                        (78,908)     (20,059)
     Increase (decrease) in:
       Income taxes payable                              112,970          -
       Accounts payable                                   83,588     (161,545)
       Payroll and related benefits payable               66,249       32,947
       Interest payable                                   (7,611)      (7,438)
       Other accrued liabilities                          24,117          -
       Deferred income taxes                              93,717          -
                                                       ----------  ----------
        Net cash provided by (used in)
         operating activities                            655,794      (93,488)

Cash flows from investing activities:
 Payments for purchase of property and equipment      (1,036,475)    (570,988)
 Proceeds from sale of fixed assets                          555       90,472
 Other assets, net                                       (41,807)     (20,363)
                                                       ----------  ----------
        Net cash used in investing activities         (1,077,727)    (500,879)

Cash flows from financing activities:
 Proceeds from short-term debt, net                      654,394      527,770
 Payments on short-term debt                            (112,770)         -
 Proceeds from long-term debt                                -         64,729
 Payments on long-term debt                              (89,642)     (34,661)
                                                       ----------  ----------
        Net cash provided by financing activities        451,982      557,838
                                                       ----------  ----------

Increase (decrease) in cash and cash equivalents          30,049      (36,529)

Cash and cash equivalents:
 Beginning of period                                      26,547      113,293
                                                       ----------  ----------
 End of period                                        $   56,596   $   76,764
                                                       ----------  ----------
                                                       ----------  ----------


           The accompanying notes are an integral part of these statements.

                              R-B RUBBER PRODUCTS, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION
The financial information included herein for the three month and nine month periods ended September 30, 1997 and 1996 and the financial information as of September 30, 1997 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1996 is derived from R-B Products, Inc.'s (the Company's) 1996 Annual Report on Form 10-KSB. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-KSB. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  INVENTORIES
Inventories are stated at lower of cost, using average costs, which approximates the first-in, first-out (FIFO) method, or market, and include materials, labor and manufacturing overhead. Unsalable or unusable items are carried at scrap value and reprocessed.

                              September 30, 1997       December 31, 1996
                              ------------------       -----------------
 Raw materials                     $  83,889                $  64,080
 Finished goods                      591,066                  312,962
 Other                                 9,299                    8,200
                              ------------------       -----------------
                                   $ 684,254                $ 385,242
                              ------------------       -----------------
                              ------------------       -----------------

NOTE 3.  EARNINGS PER SHARE
In March 1997, the Financial Accounting Standards Board issued Statement 128, EARNINGS PER SHARE ("SFAS 128"), superseding Opinion 15. This statement establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be comparable or slightly higher than the currently presented net income per share, as the effect of dilutive stock options will not be considered in computing basic net income per share. Diluted net income per share is expected to be comparable or slightly higher than the currently presented net income per share since the diluted calculation will also use the average market price instead of the higher of the average or ending market price for its calculations. SFAS 128 is required to be adopted for periods ending after December 15, 1997.

Pro forma effects of applying SFAS 128 are as follows:



                               Three Months Ended September 30,   Nine Months Ended September 30,
                               --------------------------------   -------------------------------
                                     1997         1996                  1997           1996
                                   -------      -------               -------        -------
Primary EPS as reported            $  0.06      $  0.02               $  0.18        $ (0.04)
Effect of SFAS 128                    0.00         0.00                  0.00           0.00
                                   -------      -------               -------        -------
Basic EPS as restated              $  0.06      $  0.02               $  0.18        $ (0.04)
                                   -------      -------               -------        -------
                                   -------      -------               -------        -------

Fully diluted EPS as reported      $  0.06      $  0.02               $  0.18        $ (0.04)
Effect of SFAS 128                    0.00         0.00                  0.00           0.00
                                   -------      -------               -------        -------
Diluted EPS as restated            $  0.06      $  0.02               $  0.18        $ (0.04)
                                   -------      -------               -------        -------
                                   -------      -------               -------        -------



NOTE 4.  LEGAL PROCEEDINGS
The Company was a defendant in a lawsuit filed by one of its former employees. This matter was settled in October 1997 for an immaterial amount.

NOTE 5.  STRATA SURFACING, INC.
On July 1, 1997, the Company divested itself of its 100 percent owned subsidiary, Strata Surfacing, Inc. There was no gain or loss associated with this transaction.


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

RESULTS OF OPERATIONS
Net sales increased to $1.9 million in the third quarter of 1997 compared to $1.4 million in the third quarter of 1996 and increased to $5.2 million for the first nine months of 1997 compared to $3.6 million for the first nine months of 1996. The increases are primarily attributable to efforts by the Company to increase penetration and distribution in its primary markets.

Gross profit increased to $683,000 and $2.1 million, respectively (36 percent and 39 percent of net sales, respectively) for the three month and nine month periods ended September 30, 1997 from $407,000 and $1.1 million, respectively (30 percent and 32 percent of net sales, respectively) for the comparable periods of 1996. The increases as a percentage of sales are primarily a result of efficiencies gained with increased sales. The Company continues to lower its raw material cost by modifying its existing processing equipment in order to more effectively process tire chips and therefore supplement its raw material supply with such material. The tire chips are less expensive than the buffings that have been used historically. During the third quarter of 1997, however, in order to obtain adequate supply, the Company augmented its tire chips with the more expensive buffings. The Company anticipates the need to continue to augment its tire chip supply with buffings in the fourth quarter of 1997. The Company is currently researching additional processing improvements that would allow it to process tire chips, helping to ensure an adequate supply of such lower cost raw material in the future.

Selling expenses were $193,000 and $510,000, respectively (10 percent and 10 percent of net sales, respectively) for the three month and nine month periods ended September 30, 1997 compared to $110,000 and $385,000, respectively (8 percent and 11 percent of net sales, respectively) for the comparable periods of 1996. The increases in dollars are primarily a result of increased sales personnel and costs associated with promoting the Company's products. The decreases as a percentage of net sales are a result of efficiencies gained with a larger sales base.

General and administrative expenses increased to $269,000 and $867,000, respectively (14 percent and 17 percent of net sales, respectively) for the three month and nine month periods ended September 30, 1997 compared to $231,000 and $761,000, respectively (17 percent and 21 percent of net sales, respectively) for the comparable periods of 1996, primarily as a result of growth of the Company, partially offset by cost containment efforts. The decreases as a percentage of net sales are a result of a larger sales base over which to spread the costs.

Net income was $126,000 and $393,000, respectively for the three month and nine month periods ended September 30, 1997 compared to net income (loss) of $36,000 and $(82,000), respectively, for the comparable periods of 1996, as a result of the individual line items changes discussed above.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 1997 working capital was $311,000, including $57,000 of cash and cash equivalents. In the first nine months of 1997, working capital decreased by $417,000 and the current ratio decreased to 1.2:1 from 2.0:1. The decrease in the current ratio is primarily a result of borrowings against the Company's line of credit for equipment upgrades that will be converted to a long-term operating lease.

Cash and cash equivalents increased $30,000 primarily due to $656,000 provided by operations and $452,000 provided from borrowings, net of payments on borrowings, offset by $1.1 million used for investing activities.

Accounts receivable increased $108,000 to $960,000 at September 30, 1997 compared to $852,000 at December 31, 1996, primarily as a result of increased sales. Days sales outstanding increased to 47 days at September 30, 1997 compared to 46 days at December 31, 1996.

Inventories increased $299,000 to $684,000 at September 30, 1997 from $385,000 at December 31, 1996 due primarily to the building of finished goods inventory in order to help ensure adequate quantities are available to meet anticipated demand. Inventory turned approximately 12 times on an annualized basis for the first nine months of 1997 compared to 9 times for all of 1996.

Capital expenditures of $1 million during the first nine months of 1997 primarily resulted from the refurbishing of existing rubber processing equipment to increase production capacity. Total capital expenditures are expected to be approximately $1.3 million during 1997 primarily to purchase and/or refurbish existing rubber processing equipment in order to increase production capacity. Upon completion of refurbishing the processing equipment, the Company plans to utilize a sale/leaseback transaction, applying existing tax credits, to finance the expenditures. The Company intends to structure such lease as an operating lease. Any remaining amounts would be financed with conventional long-term debt.

NEW ACCOUNTING PRONOUNCEMENTS
In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128"). This statement establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be comparable or slightly higher than the currently presented net income per share, as the effect of dilutive stock options will not be considered in computing basic net income per share. Diluted net income per share is expected to be comparable or slightly higher than the currently presented net income per share since the diluted calculation will also use the average market price instead of the higher of the average or ending market price for its calculations. The Company expects to adopt SFAS 128 in the fourth quarter of 1997 and, at that time, all historical net income per share data presented will be restated to conform to the provisions of SFAS 128.

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

                             PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   ---------------------------------

(a) The exhibits filed as a part of this report are listed below:

 EXHIBIT NO. AND DESCRIPTION
 ---------------------------
    10.1     Funding Agreement, dated May 12, 1997, by and between Keycorp
             Leasing Ltd. And R-B Rubber Products, Inc.
    10.2     Interim Funding Loan and Security Agreement, dated May 12, 1997, by and between Keycorp Leasing Ltd. And R-B Rubber Products, Inc.
    10.3     Consent to Assignment and Agreement and Assignment of Purchase
             Agreement, dated May 12, 1997, by R-B Rubber Products, Inc. to
             Keycorp Leasing Ltd.
    11       Calculations of Net Income Per Share
    27       Financial Data Schedule

(b) Reports on Form 8-K:

    The Company did not file any Reports on Form 8-K during the quarter ended September 30, 1997.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   November 4, 1997     R-B RUBBER PRODUCTS, INC.


                             By: /s/RONALD L. BOGH
                                 -----------------------------------------
                             Ronald L. Bogh
                             Chairman of the Board and President
                             (Principal Executive Officer)


                             By: /s/ DOUGLAS C. NELSON

                                 -----------------------------------------
                             Douglas C. Nelson
                             Director, Vice President and
                             Chief Financial Officer
                             (Principal Financial and Accounting Officer)