Form 10KSB
period 1997-12-31
R B RUBBER PRODUCTS INC
filed 1998-03-30
CIK 942615

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 1O-KSB

                [X] ANNUAL REPORT UNDER  SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 1997

           [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                For the transition period from           to

                          Commission File Number: 0-25974

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


        Securities registered under Section 12(b) of the Exchange Act: NONE
           Securities registered under Section 12(g) of the Exchange Act:
                         COMMON STOCK, NO PAR VALUE
                              (Title of Class)

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

Issuer's revenues for its most recent fiscal year were $7,445,403. The aggregate market value of voting stock held by non-affiliates of the registrant was $3,335,053 as of February 27, 1998, based upon the last sales price as reported on the Nasdaq System-Small Cap Market.

The number of shares outstanding of the Registrant's Common Stock as of February 27, 1998 was 2,172,500 shares.


Transitional Small Business Disclosure Format (check one): Yes [   ]   No  [ X ]

                     DOCUMENTS INCORPORATED BY REFERENCE
The issuer has incorporated into Part III of Form 10-KSB, by reference, portions of its Proxy Statement dated March 20, 1998.

                              R-B RUBBER PRODUCTS, INC.
                                  FORM 10-KSB INDEX




                                       PART I
                                                                         Page
                                                                         ----

Item 1.      Description of Business                                      2

Item 2.      Description of Property                                      5

Item 3.      Legal Proceedings                                            5

Item 4.      Submission of Matters to a Vote of Security Holders          5

                                      PART II

Item 5.      Market for Common Equity and Related Stockholder Matters     6

Item 6.      Management's Discussion and Analysis or Plan of              6
             Operation

Item 7.      Financial Statements                                        10

Item 8.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                         10

                                     PART III

Item 9.      Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the Exchange      10
             Act

Item 10.     Executive Compensation                                      11

Item 11.     Security Ownership of Certain Beneficial Owners and
             Management                                                  11

Item 12.     Certain Relationships and Related Transactions              11

Item 13.     Exhibits and Reports on Form 8-K                            11

             Signatures                                                  13

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

     AGRIBUSINESS. Approximately 76 percent of the Company's 1997 sales were for rubber matting used in agricultural surfacing. These products include flooring for horse and livestock trailers, stalls and wash areas. Rubber matting has significant advantages over other flooring options, such as straw, dirt or wood, because of its improved comfort and safety for the animal and the reduction of cleaning time and bedding costs.

     FITNESS AND SPORTS FACILITIES. Sales of rubber matting for sports and fitness applications accounted for approximately 18 percent of sales in 1997. These sales were primarily for weight room flooring in gyms, private clubs, military bases, colleges and high schools. The Company has been named a "preferred" or "recommended" vendor for Gold's and World Gyms for more than three years.

The Company also markets other products including ancillary goods. Some of these products are manufactured by the Company and some are purchased from third party vendors. These products include truck bed liners, rubber edging, drain tiles and thinner specialty mat products. These products accounted for approximately 6 percent of the Company's sales in 1997.

PRODUCT DISTRIBUTION

The Company sells its products through several channels, including original equipment manufacturers ("OEMs"), distributors, retailers and directly to the end-user. This strategy enables the Company to obtain a diversified distribution of its products while at the same time maintaining direct contact with many of its end users. In 1997, most sales were to distributors and retailers.

     ORIGINAL EQUIPMENT MANUFACTURERS. In 1997 12 percent of the Company's revenues were from sales to OEMs. This is primarily from sales to horse trailer and farm implement manufacturers.

     DISTRIBUTORS AND RETAILERS. The majority of the Company's products were sold through distributor and retailer channels in 1997. These customers include major agricultural supply retailers, automotive tire and accessory retailers, as well as fitness equipment suppliers.

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

To facilitate product availability and lower the cost of freight to its customers, during 1996 the Company added three strategically located warehouses. These warehouses, located in North Carolina, Missouri and Texas, enable the Company to transport by rail larger quantities of mats per shipment. The mats are then shipped in smaller quantities to the customers.

NEW PRODUCTS

The Company has signed a non-binding letter of intent to acquire the assets of Iowa Mat Company. Upon the closing of this asset purchase, the Company will add three new products: rubber paving tiles for use in commercial and agricultural applications, rubber weight plates for fitness and a playground surface safety pad. These products will use similar raw materials as the Company's existing products and be distributed through the Company's existing distribution channels. The Company is introducing an interlocking mat that should sell well into the fitness market and some agribusiness markets as well.

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

RAW MATERIALS

In 1997, the Company continued to upgrade its plant and equipment, allowing it to process lower cost and more abundant tire chips, which provided approximately 33 percent of the Company's raw material requirements in 1997, compared to approximately 30 percent in 1996. The tire chips are provided through a local supplier, with which the Company has a supply agreement. The Company relies primarily on tire grindings or "buffings" from tire recapping operations to supply the remainder of its raw material requirements. Buffings require less processing before being used for mat manufacturing, but are more costly and in tight supply. The Company is currently researching additional processing improvements that would allow it to process and use additional tire chips, helping to ensure an adequate supply of such lower cost raw material in the future.

SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

Approximately 22 percent of the Company's net sales were to one customer during 1997. This customer represented 27 percent of the accounts receivable balance at December 31, 1997. Two other customers represented approximately 14 percent and 8 percent of the accounts receivable balance at December 31, 1997. Balances outstanding at December 31, 1997 for all customers indicated above were collected in the first quarter of 1998. Approximately 12 percent of the Company's 1997 sales were derived from sales to ten major horse trailer manufacturers in the U.S.

One customer accounted for 16.2 percent of net sales for the year ended December 31, 1996 and 32 percent of the accounts receivable balance at December 31, 1996. No other customer accounted for more than 5 percent of net sales for the year ended December 31, 1996. Three other customers represented 5.1 percent, 10.1 percent and 11.4 percent of the accounts receivable balance at December 31, 1996. Balances outstanding at December 31, 1996 for all customers indicated above were collected in the first quarter of 1997.

BACKLOG

The Company's customers generally order products for immediate delivery, and the Company generally is able to meet such demand. However, at December 31, 1997, due to constrained capacity, the Company had a backlog of approximately $400,000. This backlog turned during the first quarter of 1998. The stated backlog is not necessarily indicative of Company sales for any future period nor is a backlog any assurance that the Company will realize a profit from filling the orders. The backlog at December 31, 1996 was approximately $250,000.

INTELLECTUAL PROPERTY

The Company has chosen not to apply for patent protection for its products, equipment or processes. The company's success and future revenue growth will depend, in part, upon its ability to protect its trade secrets. The Company relies on trade secret laws and confidentiality agreements to protect its proprietary know-how. There can be no assurance that such measures will provide meaningful protection for the Company's trade secrets or other proprietary information. The Company's business may be adversely affected by competitors that independently develop substantially equivalent products, equipment and processes. The Company will attempt to keep its products, equipment and processes, and the results of its research and development programs proprietary, but it may not be able to prevent others from using some or all of such information or technology without compensation to the Company. The Company uses the following tradenames: R-B Rubber Products, Arobitile and Tenderfoot. The Company has trademarked the name Bounce Back-TM-. The Company is not aware of any conflicting or competing uses of its tradenames or trademarks.

RESEARCH AND DEVELOPMENT

The Company expensed $71,177 and $13,403 on research and development activities during the years ended December 31, 1997 and 1996.

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

EMPLOYEES

At December 31, 1997, the Company employed 62 persons, 59 of which were full time employees and 3 of which were part time employees. None of the Company's employees are covered by collective bargaining agreements, and the Company believes its relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's corporate headquarters and manufacturing space are housed in the same facility, which is located in McMinnville, Oregon, approximately 35 miles west of Portland, Oregon. The facility consists of approximately 24,000 square feet of space on approximately four acres of land, all of which is owned by the Company. At December 31, 1997, the Company had an outstanding note payable at
9.24 percent interest, payable $6,895 per month, including interest, through October 5, 2005 related to this land and facility. Should the Company's acquisition of the assets of Iowa Mat, Inc. be completed, the Company will require additional manufacturing space. The Company is also currently evaluating the possibility of leasing or purchasing land adjacent to its existing facility in McMinnville, Oregon in order to accommodate additional growth in the number of sales and administrative personnel.

ITEM 3. LEGAL PROCEEDINGS

As of February 27, 1998, there were no material, pending legal proceedings to which the Company or its subsidiaries are a party. From time to time, the Company becomes involved in ordinary, routine or regulatory legal proceedings incidental to the business of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 1997.

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


     Year Ended December 31, 1996        High       Low
     ----------------------------     --------  --------
     Quarter 1                        $  4.00   $  2.38
     Quarter 2                           4.13      2.25
     Quarter 3                           2.50      1.38
     Quarter 4                           2.13      1.50


     Year Ended December 31, 1997
     ----------------------------
     Quarter 1                        $  3.13   $  1.75
     Quarter 2                           4.13      2.25
     Quarter 3                           4.88      2.84
     Quarter 4                           5.00      3.25


The number of shareholders of record and approximate number of beneficial holders on February 27, 1998 was 116 and 695, respectively. There were no cash dividends declared or paid in fiscal years 1997 or 1996. The Company does not anticipate declaring such dividends in the foreseeable future.

There were no sales of unregistered securities by the Company during the year ended December 31, 1997.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-KSB, including Management's Discussion and Analysis or Plan of Operation contains forward-looking statements that involve a number of risks and uncertainties. Future market conditions are subject to supply and demand conditions and decisions of other market participants over which the Company has no control and which are inherently very difficult to predict. Accordingly, there can be no assurance that the Company's revenues or gross margins will improve. In addition, there are other factors that could cause actual results to differ materially, including competitive pressures, increased demand for the Company's raw materials, unanticipated difficulties in integrating acquired technologies or businesses and the risk factors listed from time to time in the Company's Securities and Exchange Commission reports. The Company wished to caution the reader that these forward looking statements, such as the statements concerning new product introductions and future tire chip processing capabilities, are only predictions and are not statements of historical fact.

RESULTS OF OPERATIONS
The following table sets forth, as a percentage of sales, certain statement of operations data for the years ended December 31, 1997 and 1996:

                                                   1997      1996
                                                   ----      ----
     Sales                                          100%      100%
     Cost of goods sold                              62        65
                                                   ----      ----
     Gross profit                                    38        35
     Selling expenses                                 9        10
     General and administrative expenses             16        20
                                                   ----      ----
     Income from operations                          13         5
     Other expense                                  (2)       (2)
                                                   ----      ----
     Income before income taxes                      11         3
     Provision for (benefit from) income taxes      (4)         2
                                                   ----      ----
     Net income                                       7         5
                                                   ====      ====


SALES. Sales increased to $7.4 million in 1997 from $5.3 million in 1996. The increase is primarily attributable to efforts by the Company to increase penetration and distribution in its primary markets.

GROSS PROFIT. Gross profit increased to $2.8 million (38 percent of net sales) for 1997 from $1.8 million (35 percent of net sales) for 1996. The increase as a percentage of sales is primarily a result of efficiencies gained with increased sales. The Company continues to lower its raw material cost by modifying its existing processing equipment in order to more effectively process tire chips and therefore supplement its raw material supply with such material. The tire chips are less expensive than the buffings that have been used historically. Tire chips represented approximately 33 percent of the Company's raw material supply during 1997 compared to approximately 30 percent in 1996. During the third and fourth quarters of 1997, however, in order to obtain an adequate raw material supply, the Company augmented its tire chips more than anticipated with the more expensive buffings. The Company anticipates the need to continue to augment its tire chip supply with buffings in the first part of 1998. The Company is currently researching additional processing improvements that would allow it to process and use more tire chips, helping to ensure an adequate supply of such lower cost raw material in the future.

SELLING EXPENSES. Selling expenses increased $171,000 to $680,000 (9 percent of net sales) in 1997 from $510,000 (10 percent of sales) in 1996. The increase in dollars is primarily a result of increased sales personnel and costs associated with promoting the Company's products. The decrease as a percentage of net sales is a result of efficiencies gained with a larger sales base.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $1.2 million (16 percent of sales) in 1997 compared to $1.0 million (20 percent of sales) in 1996, primarily as a result of growth of the Company, partially offset by cost containment efforts. The decreases as a percentage of net sales are a result of a larger sales base over which to spread the costs.

INCOME TAXES. The Company's effective tax rate in 1997 was 38 percent. In 1996, the Company recorded a tax benefit of 53 percent of income before taxes due primarily to the reversal of the valuation allowance that was placed against the operating loss carryforwards during 1995. The valuation allowance was reversed based on the Company's analysis of its ability to generate taxable income in future years.

NET INCOME. Net income increased to $528,000 in 1997 from $264,000 in 1996 due to the individual line item changes discussed above.

INFLATION. The Company believes that the impact of inflation on its results of operations for the years ended December 31, 1997 and 1996 was not material.

LIQUIDITY AND CAPITAL RESOURCES
Since inception, the Company has financed its operations and capital expenditures through the private sale of equity securities, cash from operations, conventional bank financings and leasing arrangements with both related and unrelated parties. Cash increased $265,000 during 1997 to $292,000 at December 31, 1997. This increase is primarily a result of $936,000 provided by operations, offset by $307,000 net payments on debt and $290,000 used for the purchase of property and equipment, net of proceeds from a sales/leaseback transaction.

Working capital at December 31, 1997 was $1.3 million, including $292,000 of cash and $910,000 of accounts receivable. The current ratios at December 31, 1997 and 1996 were 3.06:1 and 1.99:1, respectively.

Accounts receivable increased $58,000 to $910,000 at December 31, 1997 compared to $852,000 at December 31, 1996, primarily as a result of increased sales. Days sales outstanding decreased to 37 days at December 31, 1997 compared to 46 days at December 31, 1996.

Inventories increased $307,000 to $692,000 at December 31, 1997 from $385,000 at December 31, 1996 due primarily to the building of finished goods inventory in order to help ensure adequate quantities are available to meet anticipated demand. Inventory turned approximately 9 times during 1997 and 1996.

Capital expenditures of $1.3 million during 1997 primarily resulted from the addition of new equipment and the refurbishing of existing rubber processing equipment to increase production capacity. Total capital expenditures are expected to be not more than $3.5 million during 1998 primarily to purchase and/or refurbish existing rubber processing equipment in order to further increase production capacity and the capability to use additional tire chips instead of buffings as well as for the potential purchase of certain product lines of Iowa Mat Company.

Notes payable, both current and long-term, decreased $307,000 to $907,000 at December 31, 1997 compared to $1.2 million at December 31, 1996, as a result of payments on borrowings, net of related proceeds.

The Company has a $750,000 operating line-of-credit with a commercial bank which expires August 1, 1998, with interest at .25 percent over the bank's prime rate (8.75% at December 31, 1997), collateralized by accounts receivable, inventory and equipment. There was no balance outstanding on this line-of-credit at December 31, 1997.

Under the terms of this line-of-credit agreement, the Company is required to maintain the following covenants, to be measured annually at fiscal year end:

          Minimum current ratio of 1.10:1
          EBITDA/Interest + CMLTD ratio of no less than 1.75:1
          Minimum tangible net worth $4,000,000

At December 31, 1997, the Company was in compliance with all of the above covenants.

The Company has signed a letter of intent to acquire certain of the assets of Iowa Mat Company for a combination of cash and Common Stock of the Company. The cash required for closing would be provided from existing cash balances and conventional debt financing. Should the Company's acquisition of the assets of Iowa Mat, Inc. be completed, the Company will require additional manufacturing space.

The Company is also currently evaluating the possibility of leasing or purchasing land adjacent to its existing facility in McMinnville, Oregon in order to accommodate additional growth in the number of sales and administrative personnel.

The Company believes its existing cash, cash generated from operations and available credit facilities will be sufficient to fund its operations for the next 12 months.

NEW ACCOUNTING PRONOUNCEMENTS
In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The Company expects to adopt SFAS 130 in the first quarter of 1998 and does not expect comprehensive income to be materially different from currently reported net income.

In June 1997, the FASB issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company adopted SFAS 131 for its fiscal year beginning January 1, 1998.

Year 2000
The Company has considered the Year 2000 issue and its impact on the Company's information systems and processes and believes that they are compliant and that any costs to further address the Year 2000 issue will be immaterial to its financial position and results of operations.

ITEM 7.  FINANCIAL STATEMENTS

The information required by this item begins on page F-1 of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Information regarding directors of the registrant required by this item is included in the Company's definitive proxy statement for its 1998 annual meeting of shareholders and is incorporated herein by reference.

The names, ages and positions of the Company's executive officers are as follows:


NAME                AGE   CURRENT POSITION(s) WITH COMPANY                                SINCE
------------------------------------------------------------------------------------------------
Ronald L. Bogh      53    Chairman of the Board, President and Chief Executive Officer    1996
Brian C. Allen      33    Chief Financial Officer and Treasurer                           1998
Paul M. Gilson      50    Senior Vice President, Chief Operating Officer and Secretary    1998


Ronald L. Bogh founded the Company in 1985 and was named President of the Company. Mr. Bogh was named the Chairman of the Board in 1995 and Chief Executive Officer in May 1996. Prior to his acquisition of the Company in 1985, Mr. Bogh was the Southern U.S. Sales Manager for Cascade Steel in McMinnville, Oregon. Mr. Bogh earned his B.A. degree from the Oregon College of Education in 1971.

Brian C. Allen, CPA, joined the Company in June 1995 as Controller. In January 1998, Mr. Allen was promoted to Chief Financial Officer and Treasurer. From 1993 until June 1995, Mr. Allen worked for the accounting firm of Deloitte & Touche LLP. From 1992 to 1993, Mr. Allen worked for the accounting firm of Perkins & Co. and from 1990 to 1992 at the accounting firm of Arthur Andersen LLP. Mr. Allen earned a B.S. degree in Business with a major in Accounting from Oregon State University in 1990.

Paul M. Gilson joined the Company in 1990 as the Vice President of Operations and has served as Secretary and Treasurer since February 1995. In May 1996, Mr. Gilson was promoted to Senior Vice President, Chief Operating Officer, Secretary and Treasurer. Beginning January 1998, Mr. Gilson no longer served as Treasurer. Prior to joining the Company, he was a commercial account executive with Hagan Hamilton Insurance in McMinnville, Oregon. Mr. Gilson attended Portland State University and graduated with a degree in accounting from Northwest College of Business in Portland, Oregon in 1972.

ITEM 10.  EXECUTIVE COMPENSATION

The information required by this item is included in the Company's definitive proxy statement for its 1998 annual meeting of shareholders and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included in the Company's definitive proxy statement for its 1998 annual meeting of shareholders and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included in the Company's definitive proxy statement for its 1998 annual meeting of shareholders and is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS
The following exhibits are filed herewith and this list is intended to constitute the exhibit index:


Exhibit
Number    Description
-------   -----------
3.1      Articles of Incorporation (1)

3.2      Bylaws (1)

4.1      Reference is made to Exhibits 3.1 and 3.2 (1)

4.2      Form of Common Stock Certificate (1)

4.3      Form of Representative's Warrant (1)

10.1     R-B Rubber Products, Inc. 1995 Stock Option Plan (1)


10.2     Amendment No. 1 to R-B Rubber Products, Inc. 1995 Stock Option Plan

10.3     Form of Stock Option Agreement (1)

10.4     Commercial  loan  between  the Company and Key Bank, dated September
         29, 1995 re: real estate purchase (2)

10.5     Commercial loan between the Company and Key Bank, dated September 1,
         1995 re: operating line-of-credit (2)

10.6     Commercial loan between the Company and Key Bank, dated September 1,
         1995 re: equipment acquisition line-of-credit (2)



Exhibit
Number   Description
-------  -----------
10.7     Loan  modification  agreement  between  the  Company and Key Bank of
         Oregon,  dated  October  21,  1996,  regarding the conversion of the
         Company's $750,000 equipment line of credit, dated September 1, 1995 into a term loan (4)

10.8 Loan modification and/or extension agreement between the Company and Key Bank of Oregon, dated August 1, 1997, regarding the Company's operating line of credit dated September 1, 1995

10.9     Funding  Agreement,  dated  May  12,  1997,  by  and between Keycorp
         Leasing Ltd. And R-B Rubber Products, Inc. (5)

10.10    Master  Equipment  Lease,  dated  as  of May 12, 1997 by and between
         KeyCorp Leasing Ltd. and R-B Rubber Products, Inc.

10.11    Consent  to  Assignment  and  Agreement  and  Assignment of Purchase
         Agreement,  dated  May  12,  1997,  by  R-B Rubber Products, Inc. to
         Keycorp Leasing Ltd. (5)

21       Subsidiaries of the Registrant

23       Consent of Morrison and Liebswager

27.1     Financial Data Schedule

27.2     Financial Data Schedule


(1) Incorporated by reference to Exhibits to Registrant's Registration Statement on Form SB-2, as amended and filed with the Securities and Exchange Commission on May 9, 1995 (Commission Registration No. 33-90376).
(2) Incorporated by reference to Exhibits to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995, as filed with the Securities and Exchange Commission on March 30, 1996.
(3) Incorporated by reference to Exhibits to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996, as filed with the Securities and Exchange Commission on August 14, 1996.
(4) Incorporated by reference to Exhibits to Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996, as filed with the Securities and Exchange Commission on November 8, 1996.
(5) Incorporated by reference to Exhibits to Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997, as filed with the Securities and Exchange Commission on November 5, 1997.

Reports on Form 8-K
No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 20, 1998

                         R-B RUBBER PRODUCTS, INC.

                         By:/S/ RONALD L. BOGH
                         ---------------------
                         Ronald L. Bogh
                         Chairman of the Board, President
                         and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities indicated on the March 20, 1998:

SIGNATURE                TITLE


/S/RONALD L. BOGH        Chairman of the Board, President
-----------------        and Chief Executive Officer
Ronald L. Bogh           (Principal Executive Officer)

/S/BRIAN C. ALLEN        Chief Financial Officer and Treasurer
-----------------        (Principal Financial and Accounting Officer)
Brian C. Allen

/S/DOUGLAS C. NELSON     Vice Chairman of the Board
--------------------
Douglas C. Nelson

/S/JERRY K. BROWN        Director
-----------------
Jerry K. Brown


/S/EDWARD DERAEVE        Director
-----------------
Edward DeRaeve


/S/JAMES V. REIMANN      Director
-------------------
James V. Reimann

                           REPORT OF INDEPENDENT AUDITORS


To the Shareholders and Board of Directors of R-B Rubber Products, Inc.
McMinnville, Oregon

We have audited the accompanying consolidated balance sheets of R-B Rubber Products, Inc., as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R-B Rubber Products, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.




Morrison & Liebswager, P.C.
Certified Public Accountants

Dated:  March 18, 1998

                          R-B RUBBER PRODUCTS, INC.
                         CONSOLIDATED BALANCE SHEETS



                                                                        December 31,
                                                                    1997             1996
                                                               ----------        ----------
ASSETS
Current Assets:
   Cash and cash equivalents                                      $291,990          $26,547
   Accounts receivable, net of allowances of $6,216 and $4,898     910,480          851,976
   Inventories, net                                                692,073          385,242
   Prepaid expenses and other                                       37,738           35,132
   Deferred tax asset                                                  -            161,027
                                                                ----------        ----------
      Total Current Assets                                       1,932,281        1,459,924

Property, Plant and Equipment, net of accumulated
       depreciation and valuation allowance of $1,727,139
       and $1,270,240                                            4,066,562        4,291,178
Other Assets                                                       276,693          202,019
                                                                ----------        ----------
        Total Assets                                           $ 6,275,536       $5,953,121
                                                                ==========        ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Notes payable - bank                                       $        -            $88,000
   Notes payable - other                                               -            112,770
   Accounts payable                                                404,210          344,659
   Payroll and related benefits payable                             68,747           54,583
   Interest payable                                                  4,363           10,485
   Income taxes payable                                             19,180              -
   Current portion of long-term debt                               134,507          121,635
                                                                ----------        ----------
      Total Current Liabilities                                    631,007          732,132


Long-Term Debt, net of current portion                             772,866          891,493
Deferred Income Taxes                                              238,034          224,010

Shareholders' Equity:
   Common stock, no par value, 20,000,000 shares authorized;
    2,172,500 shares issued and outstanding                      3,797,442        3,797,442
   Additional paid-in capital                                      282,849          282,849
   Retained earnings                                               553,338           25,195
                                                                ----------        ----------
      Total Shareholders' Equity                                 4,633,629        4,105,486
                                                                ----------        ----------
       Total Liabilities and Shareholders' Equity          $     6,275,536       $5,953,121
                                                                ==========        ==========

        The accompanying notes are an integral part of these statements.

                          R-B RUBBER PRODUCTS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                  Year Ended December 31,
                                                                  1997            1996
                                                               ----------      ----------
Net sales                                                      $7,445,403      $5,293,835
Cost of sales                                                   4,625,670       3,455,172
                                                               ----------      ----------
Gross profit                                                    2,819,733       1,838,663
                                                               ----------      ----------

Operating expenses:
    Selling                                                       680,820         509,772
    General and administrative                                  1,167,019       1,040,979
                                                               ----------       ----------
                                                                1,847,839       1,550,751
                                                               ----------       ----------
Operating income                                                  971,894         287,912
                                                               ----------       ----------

Other income (expense)
    Interest income                                                 1,344             807
    Interest expense                                             (125,113)       (116,738)
    Loss on sale of equipment                                          (5)         (3,667)
    Other income, net                                               8,054           4,420
                                                               ----------       ----------
                                                                 (115,720)       (115,178)
                                                               ----------       ----------

Income before benefit from income taxes                           856,174         172,734
Income tax (expense) benefit                                     (328,031)         91,511
                                                               ----------       ----------
Net income                                                       $528,143        $264,245
                                                               ----------       ----------

Basic net income per share                                          $0.24           $0.12
                                                               ----------       ----------
                                                               ----------       ----------
Shares used in basic net income per share                       2,172,500       2,172,500
                                                               ----------       ----------
                                                               ----------       ----------

Diluted net income per share                                        $0.24           $0.12
                                                               ----------       ----------
                                                               ----------       ----------
Shares used in diluted net income per share                     2,223,164       2,186,500
                                                               ----------       ----------
                                                               ----------       ----------

        The accompanying notes are an integral part of these statements.

                          R-B RUBBER PRODUCTS, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           FOR THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

                                     Common Stock         Additional  Retained     Total
                                ----------------------     Paid-In    Earnings  Shareholders'
                                  Shares      Amount       Capital    (Deficit)    Equity
                                ---------   ----------   ---------  ---------   -------------
Balance at December 31, 1995    2,172,500   $3,797,442   $ 282,849  $(239,050)   $3,841,241

Net income                              -           -            -    264,245       264,245
                                ---------   ----------   ---------  ---------   -------------
Balance at December 31, 1996    2,172,500    3,797,442     282,849     25,195     4,105,486

Net income                              -           -            -    528,143       528,143
                                ---------   ----------   ---------  ---------   -------------
Balance at December 31, 1997    2,172,500    3,797,442     282,849    553,338     4,633,629
                                ---------   ----------   ---------  ---------   -------------
                                ---------   ----------   ---------  ---------   -------------

            The accompanying notes are an integral part of these statements.

                          R-B RUBBER PRODUCTS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Year Ended December 31,
                                                                  1997            1996
                                                                ----------      ----------

Cash flows from operating activities:
     Net Income (loss)                                            $528,143       $264,245
     Adjustments to reconcile net income (loss) to net cash
       flows provided by (used in) operating activities:
         Depreciation and amortization                             514,197        413,337
         (Gain) loss on sale/retirement of equipment                    (5)         3,667
         Deferred income taxes                                     175,051        (91,511)
         (Increase) decrease in:
            Accounts receivable, net                               (58,504)      (432,201)
            Inventories, net                                      (306,831)       (19,254)
            Income taxes receivable                                      -        124,565
            Prepaid expenses and other                              (2,606)        30,042
          Increase (decrease) in:
            Income taxes payable                                    19,180              -
            Accounts payable                                        59,551        (64,640)
            Payroll and related benefits payable                    14,164         23,788
            Interest payable                                        (6,122)         3,047
                                                                ----------     ----------

              Net cash provided by (used in) operating activities  936,218        255,085

Cash flows from investing activities:
     Payments for purchase of property and equipment            (1,297,732)      (694,856)
     Proceeds from sale of fixed assets                                  5        158,272
     Other assets                                                  (74,674)       (48,551)
                                                                ----------     ----------

     Net cash used in investing activities                      (1,372,401)      (585,135)

Cash flows from financing activities:
     Proceeds from (payments on) short-term debt, net             (200,770)       200,770
     Proceeds from long-term debt                                   16,000         96,753
     Payments on long-term debt                                   (121,755)       (54,219)
     Proceeds from sale/leaseback transaction                    1,008,151              -
                                                                ----------     ----------

              Net cash provided by financing activities            701,626        243,304

Increase (decrease) in cash and cash equivalents                   265,443        (86,746)

Cash and cash equivalents:
     Beginning of period                                            26,547        113,293
                                                                ----------     ----------

     End of period                                                $291,990        $26,547
                                                                ----------     ----------
                                                                ----------     ----------


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

The accompanying consolidated financial statements include the accounts of the Company and all of its previously wholly owned subsidiary, Strata Surfacing, Inc. Intercompany transactions and balances have been eliminated in consolidation. On July 1, 1997, the Company divested itself of its 100 percent owned subsidiary, Strata Surfacing, Inc. There was no gain or loss associated with this transaction.

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

CONCENTRATIONS OF RISK AND SIGNIFICANT CUSTOMERS. Approximately 22 percent of the Company's net sales were to one customer during 1997. Such customer represented 27 percent of the accounts receivable balance at December 31, 1997. Two other customers represented approximately 14 percent and 8 percent of the accounts receivable balance at December 31, 1997. Balances outstanding at December 31, 1997 for all customers indicated above were collected in the first quarter of 1998. Approximately 12 percent of the Company's 1997 sales were derived from sales to ten major horse trailer manufacturers in the U.S.

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

The Company invests its excess cash with high credit quality financial institutions, which bear minimal risk. The Company has not experienced any losses on its investments.

CASH AND CASH EQUIVALENTS. Cash and cash equivalents consist of cash on hand and highly liquid investments with maturities at the date of purchase of 90 days or less. Frequently, the Company has had funds in excess of the FDIC insurance limits on deposit in an FDIC-insured bank. The bank is large and the exposure is considered nominal.

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

  Buildings and Improvements:                    30 years
  Machinery and Transportation Equipment:    5 - 14 years
  Office Furniture and Equipment:             3 - 7 years

RESEARCH AND DEVELOPMENT. Included in general and administrative expense are expenditures for research and development of $71,177 and $13,403 for the years ended December 31, 1997 and 1996, respectively.

ADVERTISING COSTS. Advertising costs are expensed when incurred. Total advertising costs expensed were $59,159 and $59,562 for the years ended December 31, 1997 and 1996, respectively.

INCOME TAXES. Deferred income taxes result from temporary differences in the reporting of certain expenses (principally depreciation and research and development) for financial and tax purposes.

NET INCOME PER SHARE.  Beginning December 31, 1997, basic earnings per share
(EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standard No. 128, EARNINGS PER SHARE (SFAS 128). Basic EPS is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is computed using the weighted average number of common shares and dilutive common equivalent shares
outstanding.   Prior period amounts have been restated to conform with the presentation requirements of SFAS 128.

Following is a reconciliation of basic EPS and diluted EPS:

Year Ended December 31,          1997                              1996
-----------------------------    ------------------------------    --------------------------------
                                                          Per                                Per
                                                         Share                              Share
                                 Income      Shares      Amount     Income      Shares      Amount
                                 ------------------------------    --------------------------------
BASIC EPS
Income available to Common
 Shareholders                     528,143   2,172,500    $ 0.24    $ 264,245    2,172,500    $ 0.12
                                                        -------                             -------

EFFECT OF DILUTIVE SECURITIES
Stock Options                           -      62,843                      -       14,205
                                 --------------------              ----------------------

DILUTED EPS
Income available to Common
 Shareholders                     528,143   2,235,843    $ 0.24    $ 264,245    2,186,705    $ 0.12
                                                        -------                             -------

2.  ACCOUNTS RECEIVABLE

The allowance for doubtful accounts at December 31, 1997 and 1996 was $6,216 and $4,898, respectively. Bad debt expense was $61 and $15,902 for the years ended December 31, 1997 and 1996, respectively.

3.  INVENTORIES

At December 31, inventories by major classification consisted of the following:

                                        1997                1996
                                      --------            --------

 Raw Materials                      $   97,325          $   64,080
 Finished Goods                        575,435             312,962
 Other                                  19,313               8,200
                                      --------            --------
                                    $  692,073          $  385,242
                                      --------            --------
                                      --------            --------


4.  PROPERTY, PLANT AND EQUIPMENT

At December 31, property, plant and equipment consisted of the following:


                                                          1997          1996
                                                     ------------  ------------
 Land                                                 $  167,750     $  167,750
 Buildings and improvements                              783,442        682,418
 Machinery and transportation equipment                4,605,969      4,466,875
 Office furniture and equipment                          196,434        126,557
                                                     ------------  ------------
                                                       5,753,595      5,443,600
 Less - accumulated depreciation                      (1,727,139)    (1,219,775)
                                                     ------------  ------------
                                                       4,026,456      4,223,825
 Less - valuation allowance on equipment held for
  resale                                                       -        (50,465)
 Construction in progress                                 40,106        117,818
                                                     ------------  ------------
                                                    $  4,066,562   $  4,291,178
                                                     ------------  ------------
                                                     ------------  ------------

Depreciation expense was $514,197 and $413,337 for the years ended December 31, 1997 and 1996, respectively. Amounts included above recorded as capital leases totaled $64,711 at December 31, 1997 and 1996.

5.  CREDIT FACILITIES AND OTHER SHORT-TERM DEBT

The Company has a $750,000 operating line-of-credit with a commercial bank which expires August 1, 1998, with interest at .25 percent over the bank's prime rate (8.75% at December 31, 1997), collateralized by accounts receivable, inventory and equipment. There was no outstanding balance on this line-of-credit at December 31, 1997.

Under the terms of the line-of-credit agreement, the Company is required to maintain the following covenants, to be measured annually at fiscal year end:
          Minimum current ratio of 1.10:1
          EBITDA/Interest + CMLTD ratio of no less than 1.75:1
          Minimum tangible net worth $4,000,000

At December 31, 1997, the Company was in compliance with all of the above covenants.

6.  LONG-TERM DEBT

Obligations under long-term debt arrangements at December 31, were as follows:


                                                                  1997          1996
                                                             ------------  ------------

 Bank term note (converted equipment line-of-credit) at
  8.98 percent, payable in 59 payments of $8,555,
  including interest, through September 2001,
  collateralized  by accounts receivable, inventory and
  equipment                                                   $  332,447    $  401,675

 Bank term note at 8.58 percent, payable in monthly
  Amounts of $505, including interest, through December
  5, 2000, collateralized by equipment                            16,000             -

 Real estate mortgage at 9.24 percent interest, payable in
  monthly amounts of $6,895, including interest, through
  October 5, 2005, collateralized by land and buildings          514,912       547,990

 Capital leases payable in a monthly amount of $2,011
  through  November 12, 2000, collateralized by
  equipment
                                                                  44,014        63,463
                                                             ------------  ------------
                                                                 907,373     1,013,128
 Less - current portion                                          134,507       121,635
                                                             ------------  ------------
 Long-term debt, net of current portion                        $ 772,866    $  891,493
                                                             ------------  ------------
                                                             ------------  ------------

Principal payments under long-term debt obligations for the next five years and thereafter at December 31, 1997 are as follows:

     1998                                                $  134,507
     1999                                                   147,162
     2000                                                   148,948
     2001                                                   131,213
     2002                                                    53,017
     Thereafter                                             292,526
                                                          ---------
                                                          $ 907,373
                                                          ---------
                                                          ---------


7.  OPERATING LEASES

During 1995, the Company entered into a tax credit sale-leaseback. The Company sold certain equipment, which qualifies for State of Oregon Business Energy Tax Credits, to a commercial bank and leased the property back net of related credits. The Company received $549,160 proceeds from the sale. It is leasing the property back for 84 monthly payments of $6,330 each beginning December 10, 1995 and terminating November 10, 2002. The lease is categorized as an operating lease. The Company has an option to reacquire the property at 60 months into the lease for a payment in the amount of $176,778, the estimated fair market value at that time.

During 1997, the company entered into a tax credit sale-leaseback. The Company sold certain equipment, which qualifies for State of Oregon Business Energy Tax Credits, to a commercial bank and leased the property back net of related credits. The Company received $1,008,151 of proceeds from the sale. It is leasing the property back for 84 monthly payments of $11,218 each, beginning January 1, 1998 and terminating November 10, 2002. The lease is categorized as an operating lease. The Company has an option to reacquire the property at 72 months into the lease for a payment in the amount of $131,655, the estimated fair market value at that time.

The Company also leases certain vehicles and equipment under operating leases expiring in various years through 1998.

Minimum lease payments for the next five years and thereafter under non-cancelable operating leases having remaining terms in excess of one year at December 31, 1997 are as follows:


     1998                                                $  215,826
     1999                                                   210,570
     2000                                                   210,570
     2001                                                   210,570
     2002                                                   204,240
     Thereafter                                             269,220
                                                       ------------
                                                       $  1,320,996
                                                       ------------
                                                       ------------




Total rental expense related to operating leases was $89,598 and $96,086 for the years ended December 31, 1997 and 1996, respectively.

8.  INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. This statement requires that deferred taxes be established for all temporary differences between the book and tax basis of assets and liabilities.

The provision for (benefit from) income taxes is as follows:


December 31,         1997           1996
------------      ----------     ----------
Current:
    Federal       $  144,744     $ (161,027)
    State              7,052              -
                  ----------     ----------
                     151,796       (161,027)
Deferred:
    Federal          175,089         69,516
    State              1,146              -
                  ----------     ----------
                     176,235         69,516
                  ----------     ----------
                  $  328,031     $  (91,511)
                  ----------     ----------
                  ----------     ----------


A reconciliation between the statutory federal income tax rate and the effective federal income tax rate is as follows:


December 31,                                        1997         1996
------------                                       -------      -------
Statutory federal income tax rate                    34.0%       34.0%
State taxes, net of federal income tax benefit        4.4         6.6
Valuation allowance                                     -       (93.5)
Other                                                (0.1)          -
                                                   -------      -------
Effective tax rate                                   38.3%      (52.9)%
                                                   -------      -------
                                                   -------      -------


At December 31, 1997, the Company recognized current tax benefits to the extent of tax attribute carryovers available.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Total deferred tax assets at December 31, 1997 and 1996 were zero and $161,029, respectively.
Total deferred tax liabilities at December 31, 1997 and 1996 were $238,034 and $224,010, respectively. The Company does not have a valuation allowance against its deferred tax benefits based on anticipated future income sufficient to realize such benefits. Individually significant components of the Company's deferred tax assets and liabilities at December 31 were as follows:


                                                       1997           1996
                                                    ----------     ----------
Loss and credit carryforwards                       $       -      $ 143,255
Idle asset valuation allowance                              -         17,158
Tax depreciation greater than book depreciation      (134,408)      (109,053)
Capitalized research and development expenses        (103,626)      (114,957)


9.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows:


December 31,                                          1997           1996
------------                                        --------       --------
Cash paid during the period for interest            $131,235       $134,308
Cash paid during the period for income taxes         133,800              -
Equipment acquired under capital lease                     -         22,675


10. COMMITMENTS AND CONTINGENCIES

During 1995, the Company entered into an agreement to purchase tire derived rubber products in chip form. The commitment called for minimum purchases of 400 standard tons of product per month beginning February 1, 1996 through December 31, 1997. The minimum committed purchase totaled $14,400 monthly. Total purchases under this agreement amounted to $175,865 and $101,385 during the years ended December 31, 1997 and 1996, respectively.


11. SHAREHOLDERS' EQUITY

WARRANTS. At December 31, 1997 the Company had outstanding warrants to purchase 95,000 shares of the Company's Common Stock at $5.10 per share which expire May 9, 2000.

STOCK OPTION PLAN. In March 1995, the Company adopted its 1995 stock option plan (the "1995 Plan"). The 1995 Plan provides for the issuance of incentive stock options to employees of the Company and non-statutory stock options to employees, directors and consultants of the Company. Options granted generally vest over a three-year period, but may vest over a different period at the discretion of the Plan Administrator. Options granted under the 1995 Plan are typically exercisable for a period of 7 years from the date of grant. The exercise price of options granted under the 1995 Plan must be equal to or greater than the fair market value of the Company's Common Stock on the date of grant for incentive stock option under Section 422 of the Code and not less than 85 percent of the fair market value on the date of grant for non-statutory stock options. Subject to shareholder approval, the Board of Directors of the Company approved an additional 150,000 shares of the Company's Common Stock to be reserved under the 1995 Plan. Assuming shareholder approval of the increase in the number of shares reserved under the 1995 Plan, at December 31, 1997, the Company had 300,000 shares of Common Stock reserved for future issuance under the 1995 Plan. The exercise price of all options granted was equal to the market price of the stock on the grant date.

Activity under the 1995 Plan is summarized as follows:


                                                              Weighted
                                  Shares        Shares        Average
                              Available for   Subject to   Exercise Price
                                  Grant         Options       Per Share
                              -------------   ----------   --------------
Balances, December 31, 1995      115,000         35,000    $     3.00
Options granted                 (121,500)       121,500          1.80
Options canceled                  53,000        (53,000)         3.02
Options exercised                      -              -             -
                              -------------   ----------   --------------
Balances, December 31, 1996       46,500        103,500          1.58
Additional shares reserved       150,000              -             -
Options granted                 (101,000)       101,000          3.68
Options canceled                       -              -             -
Options exercised                      -              -             -
                              -------------   ----------   --------------
Balances, December 31, 1997       95,500        204,500    $     2.61
                              -------------   ----------   --------------
                              -------------   ----------   --------------


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

The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 1997 and 1996 using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions for grants:


For the Year Ended December 31,    1997         1996
                                ----------   ----------
Risk-free interest rate                 6%            6%
Expected dividend yield                 0%            0%
Expected lives                  2.04 years    1.77 years
Expected volatility                  62.8%           33%


Using the Black-Scholes methodology, the total value of options granted during 1997 and 1996 was $250,927 and $17,487, respectively, which would be amortized on a pro forma basis over the vesting period of the options. The weighted average fair value of options granted during 1997 and 1996 was $2.48 and $2.13, respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net income and net income per share would approximate the pro forma disclosures below:


For the Year Ended December 31,            1997                       1996
                                  ----------------------    ----------------------
                                     As           Pro          As           Pro
                                  Reported       Forma      Reported       Forma
                                  ---------    ---------    ---------    ---------
Net income                        $ 528,143    $ 511,253    $ 264,245    $ 253,442
Net income per share - basic      $    0.24    $    0.23    $    0.12    $    0.12
Net income per share - diluted    $    0.24    $    0.23    $    0.12    $    0.12


The following table summarizes information about stock options outstanding at December 31, 1997:


           Options Outstanding                        Options Exercisable
------------------------------------------    -----------------------------------
                                 Weighted
                                 Average      Weighted     Number of     Weighted
  Range of        Number        Remaining     Average       Shares       Average
  Exercise      Outstanding    Contractual    Exercise    Exercisable    Exercise
   Prices       at 12/31/97       Life         Price      at 12/31/97     Price
-------------   -----------    -----------    --------    -----------    --------
$ 1.50 - 1.75     103,500          1.42        $ 1.58        61,500       $ 1.58
 1.875 - 3.75     101,000          2.04          3.68         5,000         3.75
-------------   -----------    -----------    --------    -----------    --------
$ 1.50 - 3.75     204,500          1.72        $ 2.61        66,500       $ 1.74
-------------   -----------    -----------    --------    -----------    --------
-------------   -----------    -----------    --------    -----------    --------


At December 31, 1996 options to purchase 53,500 shares of the Company's Common Stock were exercisable at an average exercise price of $1.57.

12. RELATED PARTY TRANSACTIONS

PLANT IMPROVEMENTS. During 1997 and 1996 the Company paid $120,675 and $162,582, respectively, to a contracting firm owned by Mr. DeRaeve, a Director of the Company, for capital improvements to its plant.

LEGAL SERVICES. During 1997 and 1996, the Company paid Mr. Brown, a Director of the Company, $1,589 and $3,207, respectively, for legal services provided.

All related party transactions were conducted at arms-length rates and conditions.

13. SUBSEQUENT EVENTS

In January 1998, the Company signed a Non-Competition, Price Guaranty and Release Agreement (the "Agreement") with Mr. Doug Nelson, the Company's former Chief Financial Officer. Mr. Nelson remains on the Board of Directors. Pursuant to the Agreement, the Company is required to pay Mr. Nelson an amount equal to the difference between the gross selling price per share of the Company's Common Stock for up to 2,000 shares per month and $4.00 per share for each share sold at less than $4.00 per share. The maximum amount that the Company is obligated to pay Mr. Nelson is $59,000 in any given calendar year. As of December 31, 1997, Mr. Nelson held 439,000 shares of the Company's Common Stock.

In March 1998, the Company signed a non-binding letter of intent to acquire certain assets and technology of Iowa Mat Company, Inc., a privately owned company. If completed, the transaction will be funded through a combination of cash and Common Stock of the Company and will be accounted for under the purchase method of accounting.