Form 10QSB
period 1998-03-31
R B RUBBER PRODUCTS INC
filed 1998-05-13
CIK 942615

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                              -----------------------

                                    FORM 10-QSB

                              -----------------------

     (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934
                   For the quarterly period ended March 31, 1998
                                         OR
               [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                OF THE EXCHANGE ACT
                   For the transition period from _____ to _____

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
                              Yes   X         No
                                  -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock without par value                     2,239,167
                 (Class)                      (Outstanding at May 8, 1998)


Transitional Small Business Disclosure Format (check one): Yes        No   X
                                                               -----     -----

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             R-B RUBBER PRODUCTS, INC.
                                    FORM 10-QSB
                                       INDEX

PART I - FINANCIAL INFORMATION                                            PAGE
------------------------------                                            ----
Item 1.  Financial Statements

         Report of Independent Accountants                                  2

         Balance Sheets - March 31, 1998 and December 31, 1997              3

         Statements of Operations - Three Months Ended March 31,
         1998 and 1997                                                      4

         Statements of Cash Flows - Three Months Ended March 31,
         1998 and 1997                                                      5

         Notes to Financial Statements                                      6

Item 2.  Management's Discussion and Analysis or Plan of Operation          7


PART II - OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                   9

Signatures                                                                 10


                           PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS




                         REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
R-B Rubber Products, Inc.

We have made a review of the condensed balance sheets of R-B Rubber Products, Inc. as of March 31, 1998 and December 31, 1997, the related condensed statements of operations for the three month periods ended March 31, 1998 and 1997, and the related condensed statements of cash flows for the three month periods ended March 31, 1998 and 1997, in accordance with standards established by the American Institute of Certified Public Accountants.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.



Morrison & Liebswager, P.C.

King City, Oregon
May 11, 1998

                              R-B RUBBER PRODUCTS, INC.
                                    BALANCE SHEETS
                                     (UNAUDITED)

                                                        March 31,   December 31,
                                                          1998          1997
                                                       ----------   ------------
ASSETS
Current Assets:
    Cash and cash equivalents                          $  274,447    $  291,990
    Accounts receivable, net of allowances of
      $6,191 and $6,216                                   887,244       910,480
    Other receivable                                       50,000           -
    Inventories, net                                      919,671       692,073
    Prepaid expenses and other                             21,457        37,738
                                                       ----------    ----------
        Total Current Assets                            2,152,819     1,932,281

Property, Plant and Equipment, net of accumulated
  depreciation and valuation allowance of
  $1,854,323 and $1,727,139                             4,436,729     4,066,562
Other Assets                                              274,635       276,693
                                                       ----------    ----------
        Total Assets                                   $6,864,183    $6,275,536
                                                       ----------    ----------
                                                       ----------    ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable - bank                               $  357,274    $      -
    Notes payable - other                                   5,145           -
    Accounts payable                                      460,533       408,573
    Payroll and related benefits payable                   74,884        68,747
    Income taxes payable                                   73,636        19,180
    Current portion of long-term debt                     136,174       134,507
                                                       ----------    ----------
        Total Current Liabilities                       1,107,646       631,007


Long-Term Debt, net of current portion                    737,713       772,866
Deferred Income Taxes                                     252,319       238,034

Shareholders' Equity:
    Common stock, no par value, 20,000,000 shares
      authorized; 2,172,500 shares issued and
      outstanding                                       3,797,442     3,797,442
    Additional paid-in capital                            282,849       282,849
    Retained earnings                                     686,214       553,338
                                                       ----------    ----------
       Total Shareholders' Equity                       4,766,505     4,633,629
                                                       ----------    ----------
       Total Liabilities and Shareholders' Equity      $6,864,183    $6,275,536
                                                       ----------    ----------
                                                       ----------    ----------


        The accompanying notes are an integral part of these statements.

                              R-B RUBBER PRODUCTS, INC.
                               STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                              Three Months Ended March 31,
                                                   1998           1997
                                              -------------   ------------
Net sales                                        $1,925,690     $1,626,895
Cost of sales                                     1,165,450        973,521
                                                 ----------     ----------
Gross profit                                        760,240        653,374

Operating expenses:
    Selling                                         229,905        144,996
    General and administrative                      322,330        304,811
                                                 ----------     ----------
                                                    552,235        449,807
                                                 ----------     ----------

Income from operations                              208,005        203,567

Other income (expense)
    Interest income                                   2,721            -
    Interest expense                                (24,219)       (26,961)
    Gain on sale of assets                              -              555
    Other income, net                                13,511          3,630
                                                 ----------     ----------
                                                     (7,987)       (22,776)
                                                 ----------     ----------

Income before provision for income taxes            200,018        180,791
Provision for income taxes                           67,142         60,540
                                                 ----------     ----------
Net income                                       $  132,876     $  120,251
                                                 ----------     ----------
                                                 ----------     ----------

Basic net income per share                       $     0.06     $     0.06
                                                 ----------     ----------
                                                 ----------     ----------

Diluted net income per share                     $     0.06     $     0.05
                                                 ----------     ----------
                                                 ----------     ----------




       The accompanying notes are an integral part of these statements.

                               R-B RUBBER PRODUCTS, INC.
                               STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                    Three Months Ended March 31,
                                                        1998           1997
                                                    -------------  -------------
Cash flows from operating activities:
  Net Income                                           $ 132,876      $ 120,251
  Adjustments to reconcile net income to net cash
    flows provided by operating activities:
      Depreciation and amortization                      127,185        135,403
      Gain on sale of equipment                              -             (555)
      Deferred income taxes                               14,285         31,239
      (Increase) decrease in:
         Accounts receivable, net                         23,236        238,592
         Other receivables, net                          (50,000)
         Inventories, net                               (227,598)      (126,464)
         Prepaid expenses and other                       16,281         26,732
      Increase (decrease) in:
         Income taxes payable                             54,456         29,301
         Accounts payable                                 56,323        (38,990)
         Payroll and related benefits payable              6,137         41,582
         Interest payable                                 (4,363)       (10,485)
                                                      ----------      ---------
            Net cash provided by operating activities    148,818        446,606

Cash flows from investing activities:
  Payments for purchase of property and equipment       (497,352)      (223,267)
  Proceeds from sale of fixed assets                         -              555
  Other assets                                             2,058        (26,029)
                                                      ----------      ---------
            Net cash used in investing activities       (495,294)      (248,741)

Cash flows from financing activities:
  Proceeds from (payments on) short-term debt, net       362,419        (88,000)
  Proceeds from long-term debt                               -              -
  Payments on long-term debt                             (33,486)       (38,888)
                                                      ----------      ---------
            Net cash provided by (used in)
              financing activities                       328,933       (126,888)

Increase (decrease) in cash and cash equivalents         (17,543)        70,977

Cash and cash equivalents:
  Beginning of period                                    291,990         26,547
                                                      ----------      ---------
  End of period                                        $ 274,447      $  97,524
                                                      ----------      ---------
                                                      ----------      ---------

       The accompanying notes are an integral part of these statements.

                             R-B RUBBER PRODUCTS, INC.
                           NOTES TO FINANCIAL STATEMENTS
                                    (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION
The financial information included herein for the quarterly periods ended March 31, 1998 and 1997 and the financial information as of March 31, 1998 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Annual Report to Shareholders on Form 10-KSB. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  INVENTORIES
Inventories are stated at lower of cost, using average costs, which approximates the first-in, first-out (FIFO) method, or market, and include materials, labor and manufacturing overhead. Unsalable or unusable items are carried at scrap value and reprocessed.


                                          March 31, 1998     December 31, 1997
                                         ----------------   --------------------
  Raw materials                              $ 41,368             $ 97,325
  Finished goods                              836,117              575,435
  Other                                        42,186               19,313
                                         ----------------   --------------------
                                             $919,671             $692,073
                                         ----------------   --------------------
                                         ----------------   --------------------

NOTE 3.  EARNINGS PER SHARE
Beginning December 31, 1997, basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standard No. 128, EARNINGS PER SHARE (SFAS 128). Basic EPS is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. Prior period amounts have been restated to conform with the presentation requirements of SFAS 128.

Following is a reconciliation of basic EPS and diluted EPS:


 Three Months Ended March 31,      1998                              1997
------------------------------     --------------------------------  ---------------------------------
                                                            Per                                 Per
                                                           Share                               Share
BASIC EPS                          Income      Shares      Amount    Income      Shares        Amount
---------                          --------------------------------  ---------------------------------

Income (loss) available to
 Common Shareholders               $132,876     2,172,500    $0.06    $120,251    2,172,500      $0.06
                                                            ------                              ------
                                                            ------                              ------
DILUTED EPS
-----------
Effect of dilutive stock options        -          46,929                  -         48,525
                                   ----------------------             ---------------------
Income (loss) available to
 Common  Shareholders              $132,876     2,219,429    $0.06    $120,251    2,221,025      $0.05
                                                            ------                              ------
                                                            ------                              ------

NOTE 4.  SUBSEQUENT EVENT - ACQUISITION
On April 1, 1998, the Company announced the acquisition of substantially all of the assets of certain operations of Iowa Mat Company for $600,000 in cash and 66,667 shares of the Company's Common Stock. In addition, based upon achieving certain revenue goals from Iowa Mat Company products, the Company is required to issue an additional $200,000 of the Company's Common Stock to the sellers of Iowa Mat Company based upon the then current market price of the Company's Common Stock. A majority of the $600,000 cash payment was financed with the Company's existing bank facilities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-QSB, including Management's Discussion and Analysis or Plan of Operation, contains forward-looking statements that involve a number of risks and uncertainties. Future market conditions are subject to supply and demand conditions and decisions of other market participants over which the Company has no control and which are inherently very difficult to predict. Accordingly, there can be no assurance that the Company's revenues or gross margins will improve. In addition, there are other factors that could cause actual results to differ materially, including competitive pressures, increased demand for, or diminished supply of, the Company's raw materials, unanticipated difficulties in integrating acquired technologies or businesses and the risk factors listed from time to time in the Company's Securities and Exchange Commission reports, including, but not limited to, the report of Form 10-KSB for the year ended December 31, 1997. The Company wished to caution the reader that these forward looking statements, such as the statements concerning new product introductions and future tire chip processing capabilities, are only predictions and are not statements of historical fact.

RESULTS OF OPERATIONS
Net sales increased 18 percent to $1.9 million for the first quarter of 1998 from $1.6 million for the first quarter of 1997. The increase was primarily attributable to the Company's continued expansion in its primary markets.

Gross profit increased 16 percent to $760,000 (39.5 percent of net sales) for the first quarter of 1998 from $653,000 (40.2 percent of net sales) for the first quarter of 1997. The slight decrease as a percentage of sales is primarily a result of increased raw material costs due to an inadequate supply of truck tire chips, which necessitated supplementing raw materials with buffings, offset by efficiencies gained with increased sales. The Company is currently working to replace its supplies of truck tire chips, but anticipates that its raw material costs will continue to be higher compared to prior periods until that replacement is completed.

Selling expenses increased 59 percent to $230,000 for the first quarter of 1998 (11.9 percent of net sales) compared to $145,000 (8.9 percent of net sales) for the first quarter of 1997. The increase is primarily a result of increased spending on product promotion and advertising. In addition, the Company has increased sales personnel.

General and administrative expenses increased 6 percent to $322,000 (16.7 percent of net sales) for the first quarter of 1998 from $305,000 (18.7 percent of net sales) for the first quarter of 1997, primarily as a result of continued growth of the Company.
The decrease as a percentage of net sales is a result of efficiencies gained with a larger sales base.

Income tax expense, totaling $67,000 for the first quarter of 1998, was recorded at an estimated effective rate of approximately 33.6 percent, compared to $61,000 in the first quarter of 1997 at an effective rate of approximately 33.5 percent.

Net income increased to $133,000 (6.9 percent of net sales) for the first quarter of 1998 from $120,000 (7.4 percent of net sales) for the first quarter of 1997, as a result of the individual line item changes discussed above.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 1998 working capital was $1.0 million, including $274,000 of cash and cash equivalents. In the first quarter of 1998, working capital decreased by $256,000 and the current ratio decreased to 1.9:1 from 3.1:1 at December 31, 1997.

Cash and cash equivalents decreased $18,000 primarily due to $149,000 provided by operations and $329,000 provided by net short-term borrowings, offset by $495,000 used for the purchase of property and equipment.

Accounts receivable decreased $23,000 to $887,000 at March 31, 1998 compared to $910,000 at December 31, 1997. Days sales outstanding increased to 42 days at March 31, 1998 compared to 37 days at December 31, 1997. The increase in days sales outstanding is primarily a result of increased sales late in the quarter. One account, totaling $170,000 at March 31, 1998, has been subsequently collected.

Inventories increased $228,000 to $920,000 at March 31, 1998 from $692,000 at December 31, 1997 due primarily to building of finished goods inventory in order to help ensure adequate quantities are available to meet anticipated demand. Inventory turned approximately six times on an annualized basis for the first quarter of 1998 compared to nine times for all of 1997.

Capital expenditures of $497,000 during the first quarter of 1998 primarily resulted from the addition of equipment to automate the production and handling of the Company's mat products as well as continued expansion of the Company's rubber processing facility. Total capital expenditures are expected to be not more than $3.5 million during 1998 and will be incurred primarily to purchase and/or refurbish existing rubber processing equipment in order to further increase production capacity and to increase the capability to use additional tire chips instead of buffings and to purchase production equipment to diversify the Company's product offerings. The $3.5 million of capital expenditures will be financed primarily through the use of existing tax credits available to the Company.

On April 1, 1998, the Company announced the acquisition of substantially all of the assets of certain divisions of Iowa Mat Company for $600,000 in cash and 66,667 shares of the Company's Common Stock. In addition, based upon achieving certain revenue goals from Iowa Mat Company products, the Company is required to issue an additional $200,000 of the Company's Common Stock to the sellers of Iowa Mat Company based upon the then current market price of the Company's Common Stock. A majority of the $600,000 cash payment was financed with the Company's existing bank facilities.


                            PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as a part of this report are listed below and this list is intended to constitute the exhibit index.

EXHIBIT NO.

     27   Financial Data Schedule

(b) Reports on Form 8-K

The Company did not file any Reports on Form 8-K during the quarter ended March 31, 1998.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   May 8, 1998                R-B RUBBER PRODUCTS, INC.


                                   By: /s/ RONALD L. BOGH
                                      ----------------------------
                                   Ronald L. Bogh
                                   Chairman of the Board, President
                                   and Chief Executive Officer
                                   (Principal Executive Officer)


                                   By: /s/ BRIAN C. ALLEN
                                      ----------------------------
                                   Brian C. Allen
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)