Form 10QSB
period 1998-06-30
R B RUBBER PRODUCTS INC
filed 1998-08-13
CIK 942615

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    -----------
                                    FORM 10-QSB
                                    -----------

           (Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
                    For the quarterly period ended June 30, 1998
                                         OR
              [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                OF THE EXCHANGE ACT

For the transition period from           to
                               ---------    ---------
                           Commission file number 0-25974

                                    -----------

                             R-B RUBBER PRODUCTS, INC.
               (Exact name of registrant as specified in its charter)



                            Oregon                                 93-0967413
       (State or other jurisdiction of incorporation           (I.R.S. Employer
                     or organization)                        Identification No.)

             904 E. 10th Avenue, McMinnville, Oregon                  97128
              (Address of principal executive offices)              (Zip Code)

            Issuer's telephone number, including area code:  503-472-4691

                                    -----------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               Yes  __X__        No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


  Common stock without par value                          2,239,167
              (Class)                          (Outstanding at August 7, 1998)


Transitional Small Business Disclosure Format (check one):  Yes___  No __X__

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             R-B RUBBER PRODUCTS, INC.
                                    FORM 10-QSB
                                       INDEX




 PART I - FINANCIAL INFORMATION                                         Page
 ------------------------------                                         -----
 Item 1. Financial Statements

         Report of Independent Accountants                               2

         Balance Sheets - June 30, 1998 and December 31, 1997            3

         Statements of Operations - Three and Six Months Ended
         June 30, 1998 and 1997                                          4

         Statements of Cash Flows - Six Months Ended June 30, 1998
         and 1997                                                        5

         Notes to Financial Statements                                   6


 Item 2. Management's Discussion and Analysis or Plan of Operation       7


 PART II - OTHER INFORMATION
 ---------------------------

 Item 4. Submission of Matters to a Vote of Security Holders             11

 Item 6. Exhibits and Reports on Form 8-K                                11


 Signatures                                                              12



                          PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS





                         REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
R-B Rubber Products, Inc.

We have made a review of the condensed balance sheets of R-B Rubber Products, Inc. as of June 30, 1998 and December 31, 1997, the related condensed statements of operations for the three and six month periods ended June 30, 1998 and 1997, and the related condensed statements of cash flows for the six month periods ended June 30, 1998 and 1997, in accordance with standards established by the American Institute of Certified Public Accountants.

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



Morrison & Liebswager, P.C.

King City, Oregon
August 7, 1998

                                  R-B RUBBER PRODUCTS, INC.
                                  CONDENSED BALANCE SHEETS
                                        (UNAUDITED)


                                                                         June 30,       December 31,
                                                                           1998            1997
                                                                       ----------       -----------
ASSETS
Current Assets:
    Cash and cash equivalents                                          $  163,922       $  291,990
    Accounts receivable, net of allowances of $3,425 and $6,216           788,018          910,480
    Income taxes receivable, net                                           20,779               -

    Inventories, net                                                      956,137          692,073
    Prepaid expenses and other                                             83,485           37,738
                                                                       ----------       -----------
        Total Current Assets                                            2,012,341        1,932,281

Property, Plant and Equipment, net of accumulated
       depreciation and valuation allowance of $1,944,498
       and $1,727,139                                                   4,980,176        4,066,562
Other Assets                                                              508,107          276,693
                                                                       ----------       -----------
        Total Assets                                                   $7,500,624       $6,275,536
                                                                       ----------       -----------
                                                                       ----------       -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

    Notes payable - bank                                               $  277,230       $      -
    Notes payable - other                                                  19,302              -
    Accounts payable                                                      610,085          404,210
    Payroll and related benefits payable                                   86,389           68,747
    Interest payable                                                          -              4,363

    Income taxes payable                                                      -             19,180
    Current portion of long-term debt                                     238,507          134,507
                                                                       ----------       -----------
        Total Current Liabilities                                       1,231,513          631,007



Long-Term Debt, net of current portion                                  1,186,345          772,866
Deferred Income Taxes                                                     249,856          238,034
Commitments and Contingencies

Shareholders' Equity:

    Common stock, 20,000,000 shares authorized;
      2,239,167 and 2,172,500 shares issued and outstanding             4,014,110        3,797,442
    Additional paid-in capital                                            282,849          282,849
    Retained earnings                                                     535,951          553,338
                                                                       ----------       -----------
       Total Shareholders' Equity                                       4,832,910        4,633,629
                                                                       ----------       -----------
       Total Liabilities and Shareholders' Equity                      $7,500,624       $6,275,536
                                                                       ----------       -----------
                                                                       ----------       -----------


 The accompanying notes are an integral part of these condensed balance sheets.

                                  R-B RUBBER PRODUCTS, INC.
                              CONDENSED STATEMENTS OF OPERATIONS
                                        (UNAUDITED)



                                                  Three Months Ended June 30,   Six Months Ended June 30,
                                                  ---------------------------    -------------------------
                                                     1998            1997           1998           1997
                                                  ----------     ------------    ----------    -----------
Net sales                                         $1,965,859     $1,725,485      $3,891,559     $3,352,376
Cost of sales                                      1,602,309      1,009,958       2,767,760      1,983,479
                                                  ----------     ----------      ----------    -----------
Gross profit                                         363,550        715,527       1,123,799      1,368,897

Operating expenses:
    Selling                                          200,673        172,274         430,579        317,270
    General and administrative                       370,986        292,621         693,317        597,432
                                                  ----------     ----------      ----------    -----------
                                                     571,659        464,895       1,123,896        914,702
                                                  ----------     ----------      ----------    -----------
Income (loss) from operations                       (208,109)       250,632             (97)       454,195

Other income (expense)
    Interest income                                    2,197            -             4,918
    Interest expense                                 (28,063)       (25,535)        (52,281)       (52,496)
    Gain on sale of assets                            13,100            -            13,100            555
    Other income (expense), net                       (5,494)           -             8,016          3,630
                                                  ----------     ----------      ----------    -----------
                                                     (18,260)       (25,535)        (26,247)       (48,311)
                                                  ----------     ----------      ----------    -----------

Income (loss) before provision for income taxes     (226,369)       225,097         (26,344)       405,884
Provision for (benefit from) income taxes            (76,099)        78,517          (8,957)       139,057
                                                  ----------     ----------      ----------    -----------
Net income (loss)                                 $ (150,270)    $  146,580      $  (17,387)    $  266,827
                                                  ----------     ----------      ----------    -----------
                                                  ----------     ----------      ----------    -----------

Net income (loss) per share                       $    (0.07)    $     0.07      $    (0.01)    $     0.12
                                                  ----------     ----------      ----------    -----------
                                                  ----------     ----------      ----------    -----------

Shares used in per share calculations              2,276,474      2,220,615       2,276,474      2,214,035
                                                  ----------     ----------      ----------    -----------
                                                  ----------     ----------      ----------    -----------

                 The accompanying notes are an integral part
                   of these condensed financial statements.

                                  R-B RUBBER PRODUCTS, INC.
                              CONDENSED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                  Six Months Ended June 30,
                                                                  ---------------------------
                                                                      1998            1997
                                                                  -----------       ---------
Cash  flows from operating activities:
   Net income (loss)                                              $   (17,387)      $ 266,827
   Adjustments to reconcile net income (loss) to net cash
      flows provided by operating activities:
         Depreciation and amortization                                257,865         258,718
         Gain on sale of equipment                                    (13,100)           (555)
         (Increase) decrease in:
            Accounts receivable, net                                  122,462          81,222
            Income taxes receivable                                   (20,779)            -
            Inventories, net                                         (264,064)       (237,349)
            Prepaid expenses and other                                (45,747)        (50,330)
         Increase (decrease) in:
            Income taxes payable                                      (19,180)         76,590
            Accounts payable                                          205,875          66,431
            Payroll and related benefits payable                       17,642          62,734
            Interest payable                                           (4,363)        (10,485)
            Deferred income taxes                                      11,822          62,478
                                                                  -----------       ---------
               Net cash provided by operating activities              231,045         576,281

Cash flows from investing activities:
   Payments for purchase of property and equipment                   (571,479)       (645,309)
   Proceeds from sale of fixed assets                                  13,100             555
   Cash paid for acquisition                                         (600,000)            -
   Other assets                                                       (14,746)        (56,240)
                                                                  -----------       ---------
               Net cash used in investing activities               (1,173,125)       (700,994)

Cash flows from financing activities:
   Proceeds from short-term debt, net                                 296,532         302,000
   Payments on short-term debt
                                                                          -          (112,770)
   Proceeds from long-term debt                                       600,000             -

   Payments on long-term debt                                         (82,521)        (69,431)
                                                                  -----------       ---------
               Net cash provided by financing activities              814,011         119,799

Decrease in cash and cash equivalents                                (128,068)         (4,914)


Cash and cash equivalents:
   Beginning of period                                                291,990          26,547
                                                                  -----------       ---------
   End of period                                                  $   163,922       $  21,633
                                                                  -----------       ---------
                                                                  -----------       ---------

Non-cash investing activity:
  Common Stock issued for acquisition                             $   216,668             -
                                                                  -----------       ---------
                                                                  -----------       ---------


                 The accompanying notes are an integral part
                   of these condensed financial statements.

                             R-B RUBBER PRODUCTS, INC.
                           NOTES TO FINANCIAL STATEMENTS
                                    (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION
The financial information included herein for the three and six month periods ended June 30, 1998 and 1997 and the financial information as of June 30, 1998 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Annual Report to Shareholders on Form 10-KSB. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  INVENTORIES
Inventories are stated at lower of cost, using average costs, which approximates the first-in, first-out (FIFO) method, or market, and include materials, labor and manufacturing overhead. Unsalable or unusable items are carried at scrap value and reprocessed.


                                         June 30, 1998            December 31, 1997
                                         -------------            -----------------
 Raw materials                              $ 108,003                  $  97,325
 Finished goods                               786,003                    575,435
 Other                                         62,131                     19,313
                                         -------------            -----------------
                                            $ 956,137                  $ 692,073
                                         -------------            -----------------
                                         -------------            -----------------


NOTE 3.  ACQUISITION
On April 1, 1998, the Company announced the acquisition of substantially all of the assets of certain operations of Iowa Mat Company for $600,000 in cash and 66,667 shares of the Company's Common Stock with a value on the date of issuance of $216,668. In addition, based upon achieving certain revenue goals from Iowa Mat Company products, the Company is required to issue an additional $200,000 of the Company's Common Stock to the sellers of Iowa Mat Company based upon the then current market price of the Company's Common Stock. A majority of the $600,000 cash payment was financed with the Company's existing bank facilities.

The acquisition was accounted for as a purchase. Pro forma results of operations are not presented as they are not materially different from historical results of operations.

NOTE 4.  EARNINGS PER SHARE
Beginning December 31, 1997, basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standard No. 128, EARNINGS PER SHARE (SFAS 128). Basic EPS is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is computed using the weighted average number of common shares and
dilutive common equivalent shares outstanding.   Prior period amounts have been
restated to conform with the presentation requirements of SFAS 128.

Following is a reconciliation of basic EPS and diluted EPS:


      Three Months Ended June 30,              1998                                      1997
      --------------------------               ------------------------------------      -----------------------------------
                                                                               Per                                     Per
                                                                              Share                                   Share
      BASIC EPS                                  Loss             Shares     Amount      Income        Shares         Amount
      ---------                                ------------------------------------      ------------------------------------
      Income (loss) available to Common
        Shareholders                           $(150,270)        2,238,434   $(0.07)     $146,580      2,172,500        $0.07
                                                                             ------                                     -----
                                                                             ------                                     -----
      DILUTED EPS
      -----------
      Effect of dilutive stock options                   -              -                      -         48,115
                                               ---------------------------               ----------------------
      Income (loss) available to Common
         Shareholders                          $(150,270)       2,238,434   $(0.07)      $146,580      2,220,615        $0.07
                                                                             ------                                     -----
                                                                             ------                                     -----

      Six Months Ended June 30,                1998                                        1997
      -------------------------                --------------------------------------      ------------------------------------
                                                                               Per                                     Per
                                                                              Share                                   Share
      BASIC EPS                                  Loss             Shares     Amount      Income        Shares         Amount
      ---------                                ------------------------------------      ------------------------------------

      Income (loss) available to Common
        Shareholders                           $(17,387)        2,205,649   $(0.01)      $266,827      2,172,500        $0.12
                                                                             ------                                     -----
                                                                             ------                                     -----
      DILUTED EPS
      -----------
      Effect of dilutive stock options                  -               -                        -        41,535
                                               ---------------------------               ----------------------

      Income (loss) available to Common
        Shareholders                           $(17,387)        2,205,649   $(0.01)      $266,827      2,214,035        $0.12
                                                                             ------                                     -----
                                                                             ------                                     -----

At June 30, 1998, there were 204,500 shares of the Company's Common Stock subject to outstanding stock options that were not included in the eps calculations since they would be antidilutive.

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

RESULTS OF OPERATIONS
Net sales increased 14 percent to $2.0 million for the second quarter of 1998 from $1.7 million for the second quarter of 1997 and increased 16 percent to $3.9 million for the first half of 1998 compared to $3.4 million for the first half of 1997. The increases were primarily attributable to the Company's continued expansion in its primary markets. Sales for the second quarter and year to date periods for 1998 also include $120,000 of sales from the Company's new molded product division related to the Iowa Mat acquisition.

Gross profit decreased to $364,000 and $1.1 million, respectively (18.5 percent and 28.9 percent of net sales, respectively) for the three month and six month periods ended June 30, 1998 from $716,000 and $1.4 million, respectively (41.5 percent and 40.8 percent of net sales, respectively) for the comparable periods of 1997. The decrease in the gross margin as a percent of net sales is primarily a result of a negative $133,000 margin related to the molded product sales, an inventory write-down of $70,000 related to certain mats that will be re-ground and manufactured into new products and increased maintenance costs of approximately $35,000. The Company expects maintenance costs to remain at current levels due to the increased amount of plant and equipment the Company is currently operating. In addition, raw material costs have increased from the prior year due to an inadequate supply of truck tire chips, which necessitated supplementing raw materials with buffings. The Company is currently working to increase its supply of truck tire chips from its current vendor, but anticipates that its raw material costs will continue to be higher compared to prior periods until such increases are sufficient to meet the Company's requirements. The negative margin generated by the molded products division included several one-time costs associated with bringing the production processes and quality of product up to Company standards.

Selling expenses increased to $201,000 and $431,000, respectively (10.2 percent and 11.1 percent of net sales, respectively) for the three month and six month periods ended June 30, 1998 from $172,000 and $317,000, respectively (10.0 percent and 9.5 percent of net sales, respectively) for the comparable periods of 1997. The increase is primarily a result of increased spending on product promotion and advertising, including costs for the recently acquired molded products division. In addition, the Company has increased sales personnel.

General and administrative expenses increased to $371,000 and $693,000, respectively (18.9 percent and 17.8 percent of net sales, respectively) for the three month and six month periods ended June 30, 1998 from $293,000 and $597,000, respectively (17.0 percent and 17.8 percent of net sales, respectively) for the comparable periods of 1997, primarily as a result of one-time costs related to the Iowa Mat acquisition, partially offset by efficiencies gained as the Company grows.

Net loss was $150,000 and $17,000, respectively for the three month and six month periods ended June 30, 1998 compared to net income of $147,000 and $267,000, respectively (8.5 percent and 8.0 percent of net sales, respectively), for the comparable periods of 1997, as a result of the individual line item changes discussed above.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 1998 working capital was $0.8 million, including $164,000 of cash and cash equivalents. In the first six months of 1998, working capital decreased by $520,000 and the current ratio decreased to 1.6:1 from 3.1:1 at December 31, 1997.

Cash and cash equivalents decreased $128,000 primarily due to $0.6 million used for the purchase of property and equipment and $0.6 million used for the purchase of Iowa Mat Company, offset by $267,000 provided by operations, $214,000 provided by net short-term borrowings and $0.6 million provided by long-term borrowings.

Accounts receivable decreased $122,000 to $788,000 at June 30, 1998 compared to $910,000 at December 31, 1997. Days sales outstanding decreased to 36 days at June 30, 1998 compared to 37 days at December 31, 1997.

Inventories increased $264,000 to $956,000 at June 30, 1998 from $692,000 at December 31, 1997 due primarily to building of finished goods inventory in order to help ensure adequate quantities are available to meet anticipated demand. Inventory turned approximately seven times on an annualized basis during the second quarter of 1998 compared to nine times for all of 1997.

Accounts payable increased $206,000 to $610,000 at June 30, 1998 from $404,000 at December 31, 1997 primarily as a result in the build-up of inventory and amounts related to the Company's building expansion.

Capital expenditures of $571,000 during the first half of 1998 primarily resulted from the addition of equipment to automate the production and handling of the Company's mat products as well as continued expansion of the Company's rubber processing facility. Total capital expenditures are expected to be not more than $2.0 million during 1998 and will be incurred primarily to purchase and/or refurbish existing rubber processing equipment in order to further increase production capacity and to increase the capability to use additional tire chips instead of buffings, to purchase production equipment to diversify the Company's product offerings and to construct an addition to the Company's production facility. The $2.0 million of capital expenditures will be financed primarily through the use of existing tax credits available to the Company.
The Company is currently working on a $1.2 million tax credit lease that is scheduled to close by the end of 1998.

On April 1, 1998, the Company announced the acquisition of substantially all of the assets of certain divisions of Iowa Mat Company for $600,000 in cash and 66,667 shares of the Company's Common Stock. In addition, based upon achieving certain revenue goals from Iowa Mat Company products, the Company is required to issue an additional $217,000 of the Company's Common Stock to the sellers of Iowa Mat Company based upon the then current market price of the Company's Common Stock. The $600,000 cash payment was financed with the Company's existing bank facilities.

The Company is currently working on a building expansion to accommodate the equipment related to the Iowa Mat acquisition and other additional production equipment. The Company intends to refinance its existing building mortgage to also include the costs for the expansion. The Company expects to achieve a better interest rate, and expects the refinancing to close before the end of August 1998. The Company also intends to decrease its short-term debt with a portion of the proceeds from the refinancing.

At June 30, 1998, the Company had a $750,000 operating line of credit, which bore interest at prime plus 0.25 percent, 8.75 percent at June 30, 1998. The Company had $273,000 outstanding under this line of credit at June 30, 1998 and was in compliance with all covenants. In August 1998, this line of credit was amended to increase the available amount to $1.0 million, bearing interest at prime.

NEW ACCOUNTING PRONOUNCEMENTS
In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The Company adopted SFAS 130 during the first quarter of 1998. Comprehensive income (loss) did not differ from currently reported net income (loss) in the periods presented.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for all derivative instruments. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company does not have any derivative instruments and, accordingly, the adoption of SFAS 133 will have no impact on the Company's financial position or results of operations.

                            PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the Company was held on April 29, 1998, at which the following action was taken:

     1. The shareholders elected the five nominees for Director to the Board of Directors of the Company. The five Directors elected, along with the voting results are as follows:


 Name                  No. of Shares Voting For   No. of Shares Withheld Voting
 ----                  -----------------------    -----------------------------
 Ronald L. Bogh                2,121,957                      1,200
 Jerry K. Brown                2,121,957                      1,200
 Edward DeRaeve                2,121,957                      1,200
 Douglas C. Nelson             2,121,957                      1,200
 James V. Reimann              2,121,957                      1,200


     2. The shareholders approved an amendment to the R-B Rubber Products, Inc. 1995 Stock Option Plan to increase the number of shares of the Company's Common Stock that may be issued thereunder by 150,000 shares shares voted against, 3,100 to a total of 300,000 shares (1,378,180 shares voted for, 42,972 shares abstained from voting and there were 698,905 broker non-votes).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as a part of this report are listed below and this list is intended to constitute the exhibit index.


Exhibit No.
-----------
     2.1     Agreement for Sale and Purchase of Business Assets by and between
             Iowa Mat Company and R-B Rubber Products, Inc., dated April 1,
             1998.

    10.1     $285,000 Business Loan Agreement by and between Key Bank National
             Association and R-B Rubber Products, Inc., dated April 1, 1998.

    10.2     $315,000 Business Loan Agreement by and between Key Bank National
             Association and R-B Rubber Products, Inc., dated April 1, 1998.

    10.3     Schedule, dated June 4, 1998, to Master Lease Agreement dated
             October 19, 1995, by and between U.S. Bancorp and R-B Rubber
             Products, Inc.

    27       Financial Data Schedule


(b) Reports on Form 8-K

The Company did not file any Reports on Form 8-K during the quarter ended June 30, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   August 7, 1998                  R-B RUBBER PRODUCTS, INC.


                              By: /s/ RONALD L. BOGH
                                  --------------------------------
                              Ronald L. Bogh
                              Chairman of the Board, President
                              and Chief Executive Officer
                              (Principal Executive Officer)



                              By: /s/ BRIAN C. ALLEN
                                  --------------------------------
                              Brian C. Allen
                              Chief Financial Officer and Treasurer
                              (Principal Financial and Accounting Officer)