Form 10QSB
period 1998-09-30
R B RUBBER PRODUCTS INC
filed 1998-11-12
CIK 942615

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------
                                 FORM 10-QSB
                            ----------------------
       (Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998
                                     OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                             OF THE EXCHANGE ACT
                 For the transition period from______  to______

                        Commission file number 0-25974
                            ----------------------
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

                            Yes X            No
                               ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   COMMON STOCK WITHOUT PAR VALUE                      2,239,167
               (Class)                     (Outstanding at November 6, 1998)

Transitional Small Business Disclosure Format (check one):  Yes     No X
                                                               ---    ---

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          R-B RUBBER PRODUCTS, INC.
                                 FORM 10-QSB
                                    INDEX


 PART I - FINANCIAL INFORMATION                                             Page
 ------------------------------                                             ----
 Item 1.  Financial Statements

          Report of Independent Accountants                                  2

          Balance Sheets - September 30, 1998 and December 31, 1997          3

          Statements of Operations - Three Month and Nine Month              4
          Periods Ended September 30, 1998 and 1997

          Statements of Cash Flows - Nine Month Periods Ended                5
          September 30, 1998 and 1997

          Notes to Financial Statements                                      6

 Item 2.  Management's Discussion and Analysis or Plan of Operation          7


 PART II - OTHER INFORMATION
 ---------------------------
 Item 6.  Exhibits and Reports on Form 8-K                                  12

 Signatures                                                                 13


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
R-B Rubber Products, Inc.

We have made a review of the condensed balance sheets of R-B Rubber Products, Inc. as of September 30, 1998 and December 31, 1997, the related condensed statements of operations for the three month and nine month periods ended September 30, 1998 and 1997, and the related condensed statements of cash flows for the nine month periods ended September 30, 1998 and 1997, in accordance with standards established by the American Institute of Certified Public Accountants.

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


Morrison & Liebswager, P.C.

King City, Oregon
November 6, 1998

                          R-B RUBBER PRODUCTS, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                                               September 30,  December 31,
                                                                    1998           1997
                                                               -------------  ------------
ASSETS
Current Assets:
  Cash and cash equivalents                                     $  158,047     $  291,990
  Accounts receivable, net of allowances of $3,904 and $6,216      807,883        910,480
  Income taxes receivable, net                                      20,779            -
  Inventories, net                                                 902,816        692,073
  Prepaid expenses and other                                        96,527         37,738
  Deferred tax benefit                                              30,753            -
                                                               -------------  ------------
    Total Current Assets                                         2,016,805      1,932,281

Property, Plant and Equipment, net of accumulated
  depreciation and valuation allowance of $2,076,253
  and $1,727,139                                                 5,691,627      4,066,562
Other Assets                                                       517,648        276,693
                                                               -------------  ------------
    Total Assets                                                $8,226,080     $6,275,536
                                                               -------------  ------------
                                                               -------------  ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable - bank                                          $  336,230     $      -
  Notes payable - other                                             33,459            -
  Accounts payable                                                 825,997        404,210
  Payroll and related benefits payable                              88,180         68,747
  Interest payable                                                     -            4,363
  Income taxes payable                                                 -           19,180
  Current portion of long-term debt                                276,086        134,507
                                                               -------------  ------------
    Total Current Liabilities                                    1,559,952        631,007

Long-Term Debt, net of current portion                           1,579,180        772,866
Deferred Income Taxes                                              280,889        238,034
Commitments and Contingencies

Shareholders' Equity:
  Common stock, no par value, 20,000,000 shares authorized;
    2,239,167 and 2,172,500 shares issued and outstanding        4,014,110      3,797,442
  Additional paid-in capital                                       282,849        282,849
  Retained earnings                                                509,100        553,338
                                                               -------------  ------------
    Total Shareholders' Equity                                   4,806,059      4,633,629
                                                               -------------  ------------
    Total Liabilities and Shareholders' Equity                  $8,226,080     $6,275,536
                                                               -------------  ------------
                                                               -------------  ------------

              The accompanying notes are an integral part of these statements.

                          R-B RUBBER PRODUCTS, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)



                                                   Three months ended September 30,   Nine months ended September 30,
                                                       1998              1997             1998             1997
                                                   -----------      -----------       -----------       -----------
Net sales                                          $1,993,712       $1,896,997        $ 5,885,271       $5,249,377
Cost of sales                                       1,457,962        1,213,708          4,225,722        3,197,187
                                                   -----------      -----------       -----------       -----------
Gross profit                                          535,750          683,289          1,659,549        2,052,190
                                                   -----------      -----------       -----------       -----------
Operating expenses:
  Selling                                             216,318          192,572            646,897          509,842
  General and administrative                          300,978          269,364            994,295          866,796
                                                   -----------      -----------       -----------       -----------
                                                      517,296          461,936          1,641,192        1,376,638
                                                   -----------      -----------       -----------       -----------

Income from operations                                 18,454          221,353             18,357          675,552

Other income (expense)
  Interest income                                         851              760              5,769              760
  Interest expense                                    (55,848)         (32,936)          (108,129)         (85,432)
  Gain on sale of assets                                  -                -               13,100              555
  Other income, net                                     9,972            4,379             17,988            8,009
                                                   -----------      -----------       -----------       -----------
                                                      (45,025)         (27,797)           (71,272)         (76,108)
                                                   -----------      -----------       -----------       -----------

Income (loss) before provision for income taxes       (26,571)         193,556            (52,915)         599,444
Provision for (benefit from) income taxes                 280           67,629             (8,677)         206,686
                                                   -----------      -----------       -----------       -----------
Net income (loss)                                  $  (26,851)       $ 125,927          $ (44,238)      $  392,758
                                                   -----------      -----------       -----------       -----------
                                                   -----------      -----------       -----------       -----------
Basic and diluted net income (loss) per share      $    (0.01)       $    0.06          $   (0.02)          $ 0.18
                                                   -----------      -----------       -----------       -----------
                                                   -----------      -----------       -----------       -----------

                The accompanying notes are an integral part of these statements.

                          R-B RUBBER PRODUCTS, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                              Nine months ended September 30,
                                                                    1998           1997
                                                                ------------   ------------
Cash flows from operating activities:
  Net income (loss)                                             $   (44,238)   $   392,758
  Adjustments to reconcile net income (loss) to net cash
    flows provided by operating activities:
       Depreciation and amortization                                389,620        376,599
       Gain on sale of fixed assets                                 (13,100)          (555)
       (Increase) decrease in:
          Accounts receivable, net                                  102,597       (108,118)
          Inventories, net                                         (210,743)      (299,012)
          Income taxes receivable                                   (20,779)
          Prepaid expenses and other                                (58,789)       (78,908)
       Increase (decrease) in:
          Income taxes payable                                      (19,180)       112,970
          Accounts payable                                          421,787         83,588
          Payroll and related benefits payable                       19,433         66,249
          Interest payable                                           (4,363)        (7,611)
          Other accrued liabilities                                     -           24,117
          Deferred income taxes                                      12,102         93,717
                                                                ------------   ------------
            Net cash provided by operating activities               574,347        655,794

Cash flows from investing activities:
  Payments for purchase of property and equipment                (1,414,685)    (1,036,475)
  Proceeds from sale of fixed assets                                 13,100            555
  Cash paid for acquisition                                        (600,000)           -
  Other assets, net                                                 (24,287)       (41,807)
                                                                ------------   ------------
            Net cash used in investing activities                (2,025,872)    (1,077,727)

Cash flows from financing activities:
  Proceeds from short-term debt, net                                369,689        654,394
  Payments on short-term debt                                           -         (112,770)
  Proceeds from long-term debt                                    1,592,000            -
  Payments on long-term debt                                       (644,107)       (89,642)
                                                                ------------   ------------
            Net cash provided by financing activities             1,317,582        451,982
                                                                ------------   ------------
Increase (decrease) in cash and cash equivalents                   (133,943)        30,049

Cash and cash equivalents:
  Beginning of period                                               291,990         26,547
                                                                ------------   ------------
  End of period                                                 $   158,047       $ 56,596
                                                                ------------   ------------
                                                                ------------   ------------
Non-cash investing activity:
  Common Stock issued in connection with acquisition            $   216,668       $    -
                                                                ------------   ------------
                                                                ------------   ------------

                The accompanying notes are an integral part of these statements.

                             R-B RUBBER PRODUCTS, INC.
                           NOTES TO FINANCIAL STATEMENTS
                                    (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The financial information included herein for the three month and nine month periods ended September 30, 1998 and 1997 and the financial information as of September 30, 1998 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1997 is derived from R-B Products, Inc.'s (the Company's) 1997 Annual Report on Form 10-KSB. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-KSB. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  INVENTORIES

Inventories are stated at lower of cost, using average costs, which approximates the first-in, first-out (FIFO) method, or market, and include materials, labor and manufacturing overhead. Unsalable or unusable items are carried at scrap value and reprocessed.

                             September 30, 1998    December 31, 1997
                             ------------------    -----------------
 Raw materials                    $123,319             $ 97,325
 Finished goods                    715,753              575,435
 Other                              63,744               19,313
                                  --------             --------
                                  $902,816             $692,073
                                  --------             --------
                                  --------             --------

NOTE 3.  LINE OF CREDIT

In August 1998, the Company's line of credit was amended to increase the available amount to $1.0 million, bearing interest at prime. At September 30, 1998, there was $336,000 outstanding under this line of credit and the interest rate was 8.25 percent. The Company was in compliance with all covenants at September 30, 1998.

NOTE 4.  ACQUISITION

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

NOTE 5.  EARNINGS PER SHARE

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

Following is a reconciliation of basic EPS and diluted EPS:

 Three Months Ended
 September 30,                         1998                               1997
---------------------------------      -------------------------------    -------------------------------
                                                                Per                                Per
                                                               Share                              Share
 BASIC EPS                                Loss      Shares     Amount     Income      Shares      Amount
 ---------                             -------------------------------    -------------------------------
 Income (loss) available to
   Common Shareholders                 $(26,851)   2,239,167   $(0.01)    $125,927   2,172,500    $0.06
                                                              --------                           --------
 DILUTED EPS
 -----------
 Effect of dilutive stock options             -            -                     -      55,886
                                       ----------------------             ---------------------
 Income (loss) available to
   Common  Shareholders                $(26,851)   2,239,167   $(0.01)    $125,927   2,228,386    $0.06
                                                              --------                           --------

 Nine Months Ended
 September 30,                         1998                               1997
---------------------------------      -------------------------------    -------------------------------
                                                                Per                                Per
                                                               Share                              Share
 BASIC EPS                                Loss      Shares     Amount     Income      Shares      Amount
 ---------                             -------------------------------    -------------------------------
 Income (loss) available to
   Common Shareholders                 $(44,238)   2,216,863   $(0.02)    $392,758   2,172,500    $0.18
                                                              --------                           --------
 DILUTED EPS
 -----------
 Effect of dilutive stock options             -            -                     -      46,892
                                       ----------------------             ---------------------
 Income (loss) available to
   Common  Shareholders                $(44,238)   2,216,863   $(0.02)    $392,758   2,219,392    $0.18
                                                              --------                           --------

For the three and nine month periods ended September 30, 1998, there were 204,500 shares of the Company's Common Stock subject to outstanding stock options that were not included in the EPS calculations since they would be antidilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB, including Management's Discussion and Analysis or Plan of Operation, contains forward-looking statements that involve a number of risks and uncertainties. Future market conditions are subject to supply and demand conditions and decisions of other market participants over which the Company has no control and which are inherently very difficult to predict. Accordingly, there can be no assurance that the Company's revenues or gross margins will improve. In addition, there are other factors that could cause actual results to differ materially, including competitive pressures, increased demand for, or diminished supply of, the Company's raw materials, unanticipated difficulties in integrating acquired technologies or businesses and the risk factors listed from time to time in the Company's Securities and Exchange Commission reports, including, but not limited to, the report of Form 10-KSB for the year ended December 31, 1997.
The Company wishes to caution the reader that these forward looking statements, such as the statements concerning new product introductions and future tire chip processing capabilities, are only predictions and are not statements of historical fact.

RESULTS OF OPERATIONS

Net sales increased to $2.0 million in the third quarter of 1998 compared to $1.9 million in the third quarter of 1997 and increased to $5.9 million for the first nine months of 1998 compared to $5.2 million for the first nine months of 1997. The increases were primarily attributable to the Company's continued expansion in its primary markets. The three and nine month periods ended September 30, 1998 include nominal amounts of sales from the Company's new molded product division related to the Iowa Mat acquisition at the beginning of the second quarter of 1998.

Gross profit decreased to $536,000 and $1.7 million, respectively (26.9 percent and 28.2 percent of net sales, respectively) for the three month and nine month periods ended September 30, 1998 from $683,000 and $2.1 million, respectively (36.0 percent and 39.1 percent of net sales, respectively) for the comparable periods of 1997. The decrease in the gross margin as a percent of net sales is primarily a result of higher raw materials costs and negative margins related to molded product sales. Raw materials costs have increased from the prior year due to an inadequate supply of truck tire chips, which necessitate supplementing raw materials with buffings. The Company is currently working to increase its supply of truck tire chips from its current vendor, but anticipates that its raw material costs will continue to be higher compared to prior periods until such increases are sufficient to meet the Company's requirements. The negative margin generated by the molded products division included several one-time costs associated with bringing the production processes and quality of product up to Company standards. In addition, the Company has increased maintenance costs of approximately $35,000 on an annual basis due to the increased amount of manufacturing equipment and had a $70,000 inventory write down in the second quarter related to certain mats that will be re-ground and manufactured into new products.

Selling expenses were $216,000 and $647,000, respectively (10.8 percent and 11.0 percent of net sales, respectively) for the three month and nine month periods ended September 30, 1998 compared to $193,000 and $510,000, respectively (10.2 percent and 9.7 percent of net sales, respectively) for the comparable periods of 1997. The increase is primarily a result of increased spending on product promotion and advertising, including costs for the recently acquired molded products division. In addition, the Company has increased sales personnel.

General and administrative expenses increased to $301,000 and $994,000, respectively (15.1 percent and 16.9 percent of net sales, respectively) for the three month and nine month periods ended September 30, 1998 compared to $269,000 and $867,000, respectively (14.2 percent and 16.5 percent of net sales, respectively) for the comparable periods of 1997, primarily as a result of one-time costs related to the Iowa Mat acquisition, partially offset by efficiencies gained as the Company grows.

Net loss was $27,000 and $44,000, respectively for the three month and nine month periods ended September 30, 1998 compared to net income of $126,000 and $393,000, respectively, for the comparable periods of 1997, as a result of the individual line items changes discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998 working capital was $457,000, including $158,000 of cash and cash equivalents. In the first nine months of 1998, working capital decreased by $844,000 and the current ratio decreased to 1.3:1 from 3.1:1 at December 31, 1997.

Cash and cash equivalents decreased $134,000 primarily due $1.4 million for the purchase of property and equipment and $600,000 used for an acquisition, offset by $574,000 provided by operations and $1.3 million provided from borrowings, net of payments on borrowings.

Accounts receivable decreased $103,000 to $808,000 at September 30, 1998 compared to $910,000 at December 31, 1997. Days sales outstanding increased to 49 days at September 30, 1998 compared to 37 days at December 31, 1997.

Inventories increased $211,000 to $903,000 at September 30, 1998 from $692,000 at December 31, 1997 due primarily to building of finished goods inventory in order to help ensure adequate quantities are available to meet anticipated demand. Inventory turned approximately six times on an annualized basis during the third quarter of 1998 compared to nine times for all of 1997.

Accounts payable increased $422,000 to $826,000 at September 30, 1998 from $404,000 at December 31, 1997 primarily as a result in the build-up of inventory and amounts related to the Company's building expansion.

Capital expenditures of $1.4 million during the first nine months of 1998 primarily resulted from the addition of equipment to automate the production and handling of the Company's mat products as well as continued expansion of the Company's rubber processing facility. Total capital expenditures are expected to be not more than $2.0 million during 1998 and will be incurred primarily to purchase and/or refurbish existing rubber processing equipment in order to further increase production capacity and to increase the capability to use additional tire chips instead of buffings, to purchase production equipment to diversify the Company's product offerings and to construct an addition to the Company's production facility. The estimated $2.0 million of capital expenditures will be financed primarily through the use of leases utilizing
existing tax credits available to the Company.   The Company is currently
working on a $1.2 million tax credit lease that is scheduled to close by the end of 1998.

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

The Company is currently working on a building expansion to accommodate the equipment related to the Iowa Mat acquisition and other additional production equipment. The Company refinanced its existing building mortgage to include the costs for the expansion.

At September 30, 1998, the Company had a $1,000,000 operating line of credit, which bore interest at prime, 8.25 percent at September 30, 1998. The Company had $336,000 outstanding under this line of credit at September 30, 1998 and was in compliance with all covenants.

YEAR 2000

INTERNAL SYSTEMS

The Company is in the process of analyzing and updating its internal systems, including its personal computer systems and phone systems. All personal computers and network hardware and software has been recently updated and/or replaced in order to be Year 2000 compliant. The Company will be receiving, free of charge, an upgrade from its phone system vendor, which will make the phone systems Year 2000 compliant.

Like all businesses, the Company will be at risk from external infrastructure failures that could arise from Year 2000 failures. It is not clear that electrical power, telephone and computer networks, for example, will be fully functional across the nation in the year 2000. Investigation and assessment of infrastructures, like the nation's power grid, is beyond the scope and resources of the Company. Investors should use their own awareness of the issues in the nation's infrastructure to make ongoing infrastructure risk assessments and their potential impact to a company's performance.

MANUFACTURING EQUIPMENT

The Company has assessed its manufacturing equipment and has determined that it is Year 2000 compliant.

THIRD PARTIES

The Company plans to begin a Year 2000 supplier and customer audit program. It will contact all of its critical suppliers and customers to inform them of the Company's Year 2000 expectations and will request compliance programs and/or Year 2000 compliance assurance.

It should be noted that there have been predictions of failures of key components in the transportation infrastructure due to the Year 2000 problem.
It is possible that there could be delays in rail, over-the-road and air shipments due to failure in transportation control systems. Investigation and validation of the nation's transportation infrastructure is beyond the scope and the resources of the Company. Investors should use their own awareness of the issues in the transportation infrastructure to make ongoing infrastructure risk assessments and their potential impact to a company's performance.

COST

The Company expects to incur nominal incremental costs related to Year 2000. All costs to upgrade systems would have been incurred regardless of Year 2000 issues.

RISK

The failure to identify and correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company's efforts to help ensure Year 2000 preparedness have, and will continue to, significantly reduce the Company's level of uncertainty about the Year 2000 problem. The Company believes that, with completion of the above mentioned plans, the possibility of significant interruptions of normal operations should be reduced.

The Company is currently developing contingency plans in regard to its internal systems and supplier issues, as well as for the more global infrastructure issues.

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

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as a part of this report are listed below:

  EXHIBIT NO. AND DESCRIPTION
     2.1    Agreement for Sale and Purchase of Business Assets by and between
            Iowa Mat Company and R-B Rubber Products, Inc., dated April 1,
            1998, previously filed with the Company's Form 10-Q for the quarter ended June 30, 1998, as filed with the Securities and Exchange
            Commission on August 13, 1998 and is incorporated herein by reference.
     10.1   $285,000 Business Loan Agreement by and between Key Bank National
            Association and R-B Rubber Products, Inc., dated April 1, 1998, previously filed with the Company's Form 10-Q for the quarter ended
            June 30, 1998, as filed with the Securities and Exchange Commission on August 13, 1998 and is incorporated herein by reference.
     10.2   $315,000 Business Loan Agreement by and between Key Bank National
            Association and R-B Rubber Products, Inc., dated April 1, 1998, previously filed with the Company's Form 10-Q for the quarter ended
            June 30, 1998, as filed with the Securities and Exchange Commission on August 13, 1998 and is incorporated herein by reference.
     10.3   Schedule, dated June 4, 1998, to Master Lease Agreement dated
            October 19, 1995, by and between U.S. Bancorp and R-B Rubber
            Products, Inc, previously filed with the Company's Form 10-Q for the quarter ended June 30, 1998, as filed with the Securities and
            Exchange Commission on August 13, 1998 and is incorporated herein by reference.
     10.4   $992,000 Business Loan Agreement by and between KeyBank National
            Association and R-B Rubber Products, Inc., dated August 3, 1998.
     10.5   $1,000,000 Line of Credit Agreement by and between KeyBank National
            Association and R-B Rubber Products, Inc. dated July 31, 1998.
     27     Financial Data Schedule

(b) Reports on Form 8-K:

     The Company did not file any Reports on Form 8-K during the quarter ended September 30, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   November 9, 1998              R-B RUBBER PRODUCTS, INC.


                                      By: /s/ RONALD L. BOGH
                                         -------------------------------------
                                      Ronald L. Bogh
                                      Chairman of the Board and President
                                      (Principal Executive Officer and Principal
                                      Financial and Accounting Officer)