Form 10KSB
period 1998-12-31
R B RUBBER PRODUCTS INC
filed 1999-03-24
CIK 942615

==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 1O-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 For the
                       fiscal year ended December 31, 1998

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $8,592,368. The aggregate market value of voting stock held by non-affiliates of the registrant was $2,393,955 as of February 26, 1999, based upon the last sales price as reported on the Nasdaq System-Small Cap Market.

The number of shares outstanding of the Registrant's Common Stock as of February 26, 1999 was 2,239,167 shares.

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
None.
==============================================================================

                            R-B RUBBER PRODUCTS, INC.
                                FORM 10-KSB INDEX



                                     PART I

                                                                     PAGE
                                                                     ----
Item 1.     Description of Business                                  2

Item 2.     Description of Property                                  5

Item 3.     Legal Proceedings                                        6

Item 4.     Submission of Matters to a Vote of Security Holders      6

                                     PART II

Item 5.     Market for Common Equity and Related Stockholder
            Matters                                                  6

Item 6.     Management's Discussion and Analysis or Plan of
            Operation                                                7

Item 7.     Financial Statements                                    11

Item 8.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                     11


                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the
            Exchange Act                                            12


Item 10.    Executive Compensation                                  14

Item 11.    Security Ownership of Certain Beneficial Owners
            and Management                                          15

Item 12.    Certain Relationships and Related Transactions          16

Item 13.    Exhibits and Reports on Form 8-K                        17

            Signatures                                              19

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION
R-B Rubber Products, Inc. (the "Company") was incorporated in Oregon in September 1986. The Company is a vertically integrated rubber recycler and manufacturer that processes scrap tires and rubber to produce high quality, durable rubber mats and other products and protective surfaces. The Company sells its products to agribusiness concerns, sports and fitness facilities and other commercial and industrial users.

On January 29, 1999, RB Recycling, Inc., a newly formed, 100 percent owned subsidiary of the Company, acquired certain assets related to a tire recovery and processing plant in Portland, Oregon from Dallas, Texas based Waste Recovery, Inc. (WRI). WRI's Portland plant has been a supplier of the Company's lowest cost raw material (tire chips) since 1996. RB Recycling, Inc. will operate a tire collection and processing site in north Portland, which utilizes tire collection routes, tire shredding equipment and handling systems for the collection of tires and production of tire chips.

PRODUCTS
Applications for the Company's products generally fall into one of two primary markets, agribusiness or fitness. Within each of these, the Company manufactures and sells a variety of products designed to meet consumer requirements.

         AGRIBUSINESS. Approximately 74 percent of the Company's 1998 sales were for rubber matting used in agricultural surfacing. These products include flooring for horse and livestock trailers, stalls and wash areas. Rubber matting has significant advantages over other flooring options, such as straw, dirt or wood, because of its improved comfort and safety for the animal and the reduction of cleaning time and bedding costs.

         FITNESS AND SPORTS FACILITIES. Sales of rubber matting for sports and fitness applications accounted for approximately 16 percent of sales in 1998. These sales were primarily for weight room flooring in gyms, private clubs, military bases, colleges and high schools. The Company has been named a "preferred" or "recommended" vendor for Gold's and World Gyms for more than four years.

The Company also markets various other products. Some of these products are manufactured by the Company and some are purchased from third party vendors. These products include truck bed liners, rubber edging, drain tiles, aerobic flooring and thinner specialty mat products. These products accounted for approximately 5 percent of the Company's sales in 1998.

NEW PRODUCTS
During 1998, the Company acquired certain assets of Iowa Mat Company, adding two new products: rubber weight plates for fitness and a playground surface safety pad. The Company produces these products in its newly constructed molded products facility in McMinnville, Oregon. These molded products use similar raw materials as the Company's existing products and are distributed through the Company's existing distribution channels. The new molded products division accounted for approximately 5 percent of the Company's sales in 1998.

PRODUCT DISTRIBUTION
The Company sells its products through several channels including distributors, retailers, original equipment manufacturers ("OEMs") and directly to the end-user. This strategy enables the Company to obtain a diversified distribution of its products while at the same time maintaining direct contact with many of its end-users. In 1998, most sales were to distributors and retailers.

         DISTRIBUTORS AND RETAILERS. The majority of the Company's products were sold through distributor and retailer channels in 1998. These customers include major agricultural supply retailers, automotive tire and accessory retailers, as well as fitness equipment suppliers.

         ORIGINAL EQUIPMENT MANUFACTURERS. In 1998, 16 percent of the Company's revenues were from sales to OEMs. This is primarily from sales to horse trailer and farm implement manufacturers.

         END USERS. Individuals contact the Company (via an 800 number) in response to Company advertisements or referrals from other users. In most cases, these callers are referred to dealers in their local area. Because of this, only a relatively small portion of the Company's total sales have been at retail prices, directly to end-users. The Company believes this distribution channel is important because of the direct feedback it receives from these customers and the referral value enjoyed by its dealers.

The Company utilizes three strategically located public warehouses to facilitate product availability and lower the cost of freight to its customers. These warehouses, located in North Carolina, Missouri and Texas, enable the Company to transport by rail larger quantities of mats per shipment. The mats are then shipped in smaller quantities to the customers.

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

RAW MATERIALS
The Company's lowest cost raw material are tire chips, which were purchased from WRI's Portland plant, and represented approximately 23 percent of the Company's raw material supply in 1998 compared with approximately 33 percent in 1997. The Company's acquisition of WRI's Portland plant gives the Company greater control of its supply of tire chips going into 1999. The Company relies primarily on tire grindings or "buffings" from tire recapping operations and granulated rubber from tire chip reprocessing operations to supply the remainder of its raw material requirements. Buffings and granulated rubber require less processing before being used for mat or molded product manufacturing, but are generally more costly. The Company continually researches additional processing techniques that would allow it to process tire chips, buffings and granulated rubber more efficiently, helping to ensure an adequate supply of raw material in the future.

SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK
Approximately 23 percent of the Company's net sales were to one customer during 1998. This customer represented 34 percent of the accounts receivable balance at December 31, 1998. The balance outstanding at December 31, 1998 for this customer was collected in the first quarter of 1999.

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

BACKLOG
The Company's customers generally order products for immediate delivery, and the Company generally is able to meet such demand. However, at December 31, 1998, due to constrained capacity, the Company had a backlog of approximately $440,000. This backlog turned during the first quarter of 1999. The stated backlog is not necessarily indicative of Company sales for any future period nor is a backlog any assurance that the Company will realize a profit from filling the orders. The backlog at December 31, 1997 was approximately $400,000.

INTELLECTUAL PROPERTY
The Company has chosen not to apply for patent protection for its products, equipment or processes. The company's success and future revenue growth will depend, in part, upon its ability to protect its trade secrets. The Company relies on trade secret laws and confidentiality agreements to protect its proprietary know-how. There can be no assurance that such measures will provide meaningful protection for the Company's trade secrets or other proprietary information. The Company's business may be adversely affected by competitors that independently develop substantially equivalent products, equipment and processes. The Company will attempt to keep its products, equipment and processes, and the results of its research and development programs proprietary, but it may not be able to prevent others from using some or all of such information or technology without compensation to the Company. The Company uses the following tradenames: R-B Rubber Products, Arobitile, Tenderfoot and Bounce Back. The Company is not aware of any conflicting or competing uses of its tradenames.

RESEARCH AND DEVELOPMENT
The Company expensed $150,051 and $71,177 on research and development activities during the years ended December 31, 1998 and 1997, respectively.

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

EMPLOYEES
At December 31, 1998, the Company employed 72 persons, 70 of which were full time employees and 2 of which were part time employees. None of the Company's employees are covered by collective bargaining agreements, and the Company believes its relations with its employees are good. The addition of RB Recycling, Inc. added 18 full time employees, none of which are covered by a collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's corporate headquarters and manufacturing space are housed in the same facility, which is located in McMinnville, Oregon, approximately 35 miles west of Portland, Oregon. The facility consists of approximately 34,000 square feet of space on approximately four acres of land, all of which is owned by the Company. During 1998, the Company added approximately 10,000 square feet of manufacturing space to the existing facility to house the Company's new molded products division, including equipment purchased from Iowa Mat Company. At December 31, 1998, the Company had an outstanding note collateralized by this facility payable at 7.97 percent interest, payable $8,373 per month including interest, through August 15, 2008 at which time the remaining balance of $695,954 becomes due.

RB Recycling, Inc. a newly formed 100 percent owned subsidiary of the Company, is located on approximately 2 acres of land in north Portland. The property includes a modular office space, processing facility and maintenance shop. RB Recycling, Inc. leases the property under operating leases which expire in 2004.

ITEM 3. LEGAL PROCEEDINGS

As of the date of filing of this Form 10-K, there were no material, pending legal proceedings to which the Company or its subsidiaries are a party. From time to time, the Company becomes involved in ordinary, routine or regulatory legal proceedings incidental to the business of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 1998.

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


  Year Ended December 31, 1997                       High              Low
  --------------------------------------------     ----------       -----------
  Quarter 1                                        $3.13              $1.75
  Quarter 2                                         4.13               2.25
  Quarter 3                                         4.88               2.84
  Quarter 4                                         5.00               3.25

  Year Ended December 31, 1998
  --------------------------------------------
  Quarter 1                                        $3.88              $3.00
  Quarter 2                                         4.00               2.38
  Quarter 3                                         3.13               1.56
  Quarter 4                                         2.38               1.11


The number of shareholders of record and approximate number of beneficial holders on March 3, 1999 was 127 and 617, respectively. There were no cash dividends declared or paid in fiscal years 1998 or 1997. The Company does not anticipate declaring such dividends in the foreseeable future.

Pursuant to Section 4(2) of the Securities Act and according to the terms of the Company's agreement to purchase certain assets of Iowa Mat Company, on April 1, 1998, the Company issued 66,667 restricted shares of its Common Stock to Iowa Mat Company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS
The following table sets forth, as a percentage of sales, certain statement of operations data for the years ended December 31, 1998 and 1997:

                                                       1998           1997
                                                    -----------     ---------
     Sales, net                                          100%          100%
     Cost of sales                                        71            62
                                                    -----------     ---------
     Gross profit                                         29            38
     Selling expenses                                     10             9
     General and administrative expenses                  15            16
     Loss on impairment of goodwill                        5             -
                                                    -----------     ---------
     Operating income (loss)                              (1)           13
     Other expense                                        (1)           (2)
                                                    -----------     ---------
     Income (loss) before income taxes                    (2)           11
     Income tax (expense) benefit                          1            (4)
                                                    -----------     ---------
     Net income (loss)                                    (1)            7
                                                    -----------     ---------
                                                    -----------     ---------

SALES. Sales increased 15 percent to $8.6 million in 1998 from $7.4 million in 1997. The increase is primarily attributable to efforts by the Company to increase penetration and distribution in its primary markets, as well as added sales from its newly created molded products division.

GROSS PROFIT. Gross profit decreased to $2.5 million (29 percent of net sales) for 1998 from $2.8 million (38 percent of net sales) for 1997. The decrease in the gross margin as a percent of net sales is primarily a result of higher labor, maintenance and lease expenses and a negative margin related to the operation of the molded products division. During 1998, the Company added additional production and maintenance personnel in order to meet increased production requirements resulting from increased demand for its products. The Company also continued to add equipment in order to more efficiently process raw materials and rubber mat products. Financing for the additional equipment was obtained through sale/leaseback transactions utilizing State of Oregon Business Energy Tax Credits. As a result, lease expense increased during 1998. The negative margin for the molded products division was due to lower than expected sales volume in 1998. The Company continues to evaluate and research new molded products and markets for these products. The cost of the Company's raw materials, which include tire chips from WRI's Portland plant, buffings and granulated rubber, had no effect on gross profit percentages during 1998. Tire chips are the Company's lowest cost raw material source and represented approximately 23 percent of the Company's raw material supply during 1998 compared to 33 percent in 1997. Because of a decreased supply of tire chips during 1998, the Company augmented its tire chips more than anticipated with buffings. Buffings, which are generally more expensive than tire chips, decreased in price during 1998 as a result of sourcing them closer to the Company. This decrease, however, was offset by a slight increase in the price of tire chips. The Company anticipates the need to continue to augment its tire chip supply with buffings and granulated rubber in 1999. In January 1999, the Company acquired certain assets related to a tire recovery and processing plant in Portland, Oregon from Dallas, Texas based Waste Recovery, Inc., the Company's previous vendor for its supply of tire chips. The Company believes that this purchase will help to increase its supply of tire chips and therefore lower overall raw material costs. In addition, the Company continues to make processing improvements that would allow it to process and use more tire chips, helping to ensure an adequate supply of lower cost raw material in the future.

SELLING EXPENSES. Selling expenses increased $191,000 to $872,000 (10 percent of net sales) in 1998 from $681,000 (9 percent of sales) in 1997. The increases in dollars and as a percent of net sales are primarily a result of increased spending on product promotion and advertising, including costs for the recently acquired molded products division. In addition, the Company has increased marketing personnel.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $121,000 to $1.3 million (15 percent of sales) in 1998 compared to $1.2 million (16 percent of sales) in 1997, primarily as a result of one-time costs related to the Iowa Mat acquisition, partially offset by efficiencies gained as the Company grew.

IMPAIRMENT OF GOODWILL. Based on an analysis of the present value of undiscounted expected future cash flows related to the Company's goodwill, the Company realized an impairment charge of $396,000 in the fourth quarter of 1998.

INCOME TAXES. The Company's effective tax rate in 1998 was a benefit of 39.8 percent compared to a provision of 38.3 percent in 1997, primarily as a result of differences between book and tax treatment of goodwill impairment charges.

NET INCOME. Net loss was $85,000 in 1998 compared to net income of $528,000 in 1997 due primarily to the goodwill impairment charge and effects of the molded products division operations.

INFLATION. The Company believes that the impact of inflation on its results of operations for the years ended December 31, 1998 and 1997 was not material.

LIQUIDITY AND CAPITAL RESOURCES
Since inception, the Company has financed its operations and capital expenditures through the private sale of equity securities, cash from operations, conventional bank financings and leasing arrangements. Cash decreased $257,000 during 1998 to $35,000 at December 31, 1998. This decrease is primarily a result of $2.0 million used for the purchase of property and equipment and $600,000 for the acquisition of certain assets from Iowa Mat Company, offset by $803,000 provided by operations and $1,163,000 net proceeds from long and short term debt.

Working capital at December 31, 1998 was $678,000, including $35,000 of cash and $1.0 million of accounts receivable. The current ratios at December 31, 1998 and 1997 were 1.55:1 and 3.06:1, respectively.

Accounts receivable increased $115,000 to $1.0 million at December 31, 1998 compared to $910,000 at December 31, 1997, primarily as a result of increased sales. Days sales outstanding decreased to 35 days at December 31, 1998 compared to 37 days at December 31, 1997.

Inventories increased $108,000 to $800,000 at December 31, 1998 from $692,000 at December 31, 1997 due primarily to the building of finished goods inventory in order to help ensure adequate quantities are available to meet anticipated demand. Inventory turned approximately 8 times during 1998 compared to 9 times during 1997.

Accounts payable increased $269,000 to $673,000 at December 31, 1998 from $404,000 at December 31, 1997 primarily as a result in the build-up of inventory and amounts related to the Company's building expansion.

Capital expenditures of $2.0 million during 1998 primarily resulted from 1) the addition of equipment to automate the production and handling of the Company's mat products; 2) continued expansion of the Company's rubber processing facility; 3) updating of manufacturing equipment in order to further increase production capacity; and 4) construction of a 10,000 square foot manufacturing facility to house the Company's new molded products division. The capital expenditures were financed primarily through the use of leases utilizing existing tax credits available to the Company.

On April 1, 1998, the Company announced the acquisition of substantially all of the assets of certain operations of Iowa Mat Company for $600,000 in cash and 66,667 shares of the Company's Common Stock with a value on that date of $217,000. The $600,000 cash payment was financed with new debt facilities.

Notes payable, both current and long-term, increased $1.2 million to $2.1 million at December 31, 1998 compared to $0.9 million at December 31, 1997, as a result of borrowings for the Company's acquisition and plant expansion for the molded products division operations.

At December 31, 1998, the Company had a $1,000,000 operating line of credit, which bore interest at prime, 7.75 percent at December 31, 1998. The Company had $261,000 outstanding under this line of credit at December 31, 1998.

Under the terms of this line-of-credit agreement, the Company is required to maintain the following covenants:

      Minimum current ratio of 1.5:1.0, calculated at the end of each quarter Minimum tangible net worth $4,500,000, calculated at the end of each quarter
      Operating cash flow to total fixed charges (excluding capital expenditures) ratio of not less than 1.3 to 1.0, calculated at the end of each year for the preceding twelve month period

At December 31, 1998, the Company was in compliance with all of its covenants.

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

THIRD PARTIES
The Company has begun a Year 2000 supplier and customer audit program. It has contacted all of its critical suppliers and customers to inform them of the Company's Year 2000 expectations and has requested compliance programs and/or Year 2000 compliance assurance. The Company is currently evaluating responses received.

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

RISK
The failure to identify and correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company's efforts to help ensure Year 2000 preparedness have, and will continue to, significantly reduce the Company's level of uncertainty about the Year 2000 problem. The Company believes that, with completion of the above mentioned plans, the possibility of significant interruptions of normal operations should be minimized, to the extent they are within the control of the Company.

The Company is currently developing contingency plans in regard to its internal systems and supplier issues, as well as for the more global infrastructure issues.

NEW ACCOUNTING PRONOUNCEMENTS
In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The Company adopted SFAS 130 during the first quarter of 1998. Comprehensive income (loss) does not differ from currently reported net income (loss) in the periods presented.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS

                                                                                   HAS BEEN A
NAME                         AGE      POSITION WITH COMPANY                      DIRECTOR SINCE
----                         ---      ---------------------                      --------------
Ronald L. Bogh                 55     Chairman of the Board and President             1985
Jerry K. Brown                 50     Director, Secretary and Assistant Treasurer     1994
Edward DeRaeve                 46     Director                                        1995
Douglas C. Nelson              60     Vice Chairman of the Board                      1988
James V. Reimann               58     Director                                        1994


There is no family relationship among any director or executive officer of the Company.

RONALD L. BOGH founded the Company in 1985 and was named President of the Company. Mr. Bogh was named the Chairman of the Board in 1995 and Chief Executive Officer in May 1996. Prior to his acquisition of the Company in 1985, Mr. Bogh was the Southern U.S. Sales Manager for Cascade Steel in McMinnville, Oregon. Mr. Bogh earned his B.A. degree from the Oregon College of Education in 1971.

JERRY K. BROWN is an attorney and the sole shareholder in the law firm of Jerry K. Brown, P.C. in McMinnville, Oregon. He received his J.D. degree in 1979 from Lewis and Clark's Northwestern School of Law, Portland, Oregon.

EDWARD DeRAEVE is the owner of D-N-D Electrical in McMinnville, Oregon, which he founded in 1984. Prior to that time, Mr. DeRaeve worked for Cascade Steel for twelve years in various supervisory capacities.

DOUGLAS C. NELSON joined the Company in 1988 as Director, Executive Vice President, Finance and Chief Financial Officer. In 1995, he was named Senior Vice President and Chief Financial Officer. In May 1996, he was named Vice Chairman of the Board. In January 1998, he was named Vice Chairman of the Board and ceased to be an employee of the Company. Mr. Nelson earned his degree in pomology and agronomy from Cal Poly in 1960.

JAMES V. REIMANN is President and real estate broker at JVR, Inc., an Oregon corporation specializing in real estate development. He is also Vice President and a real estate broker at Pacific Management, Inc., an Oregon corporation specializing in property management. Mr. Reimann attended Oregon State University in Corvallis, Oregon and Willamette University in Salem, Oregon.

EXECUTIVE OFFICERS

The names, ages and positions of the Company's executive officers are as follows:

NAME                  AGE     CURRENT POSITION(S) WITH COMPANY                                         SINCE
-------------------------------------------------------------------------------------------------------------
Ronald L. Bogh        55      Chairman of the Board, President and Chief Executive Officer              1996
Paul M. Gilson        51      Senior Vice President, Chief Operating Officer and Secretary              1998

For background information on Mr. Bogh, see "Directors" above.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers and Directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. Executive officers, Directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, for the fiscal year ended December 31, 1998, all executive officers, Directors and greater than 10% shareholders complied with all applicable filing requirements except for the following: Mr. Doug Nelson, a Director of the Company, failed to timely file two reports on Form 4, Statement of Changes in Beneficial Ownership, relating to the sale of shares, and Mr. Bogh, an officer and Director of the Company and Mr. Reimann, a Director of the Company each failed to timely file one report on Form 4, Statement of Changes in Beneficial Ownership, relating to the sale of shares.

ITEM 10.  EXECUTIVE COMPENSATION

                         EXECUTIVE OFFICER COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION
The following table provides certain summary information concerning compensation awarded to, earned by or paid to the Company's Chief Executive Officer and other executive officers of the Company whose total annual salary and bonus exceeded $100,000 (collectively, the "named executive officers") for fiscal years 1998, 1997 and 1996.

                           SUMMARY COMPENSATION TABLE

                                                           Annual Compensation
                                              -----------------------------------------------
                                                                                                     All Other
Name and Principal Position                                                  Other Annual          Compensation
                                   Year       Salary($)      Bonus($)      Compensation($)            ($)(1)
------------------------------     ------     ---------     ----------    -------------------    -----------------
Ronald L. Bogh (2)                 1998       140,184           -                 -                    2,008
  Chairman of the Board,           1997       140,184           -                 -                    6,378
  President and CEO                1996       140,184           -                 -                    6,961


(1) Amounts include Company paid premiums on a life insurance policy benefiting Mr. Bogh.

(2)  No other individuals earned more than $100,000 in 1998, 1997 or 1996.

OPTIONS GRANTED IN LAST FISCAL YEAR
There were no stock options granted under the Company's 1995 Stock Option Plan during 1998 to the named executive officer.

OPTION EXERCISES AND HOLDINGS
The named executive officer did not exercise any stock options during 1998, nor does he hold any stock options at December 31, 1998.

             EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
                         CHANGE-IN-CONTROL ARRANGEMENTS

TERMINATION AGREEMENT. In January 1998, the Company signed a Non-Competition, Price Guaranty and Release Agreement (the "Agreement") with Mr. Doug Nelson, the Company's former Chief Financial Officer. Mr. Nelson remains on the Board of Directors. Pursuant to the Agreement, the Company is required to pay Mr. Nelson an amount equal to the difference between the gross selling price per share of the Company's Common Stock for up to 2,000 shares per month and $4.00 per share for each share sold at less than $4.00 per share. The maximum amount that the Company is obligated to pay Mr. Nelson is $59,000 in any given calendar year. As of December 31, 1998, Mr. Nelson held 420,000 shares of the Company's Common Stock. During 1998, Mr. Nelson sold 21,000 shares of the Company's common Stock and the Company paid Mr. Nelson a total of $10,875 during 1998 under this Agreement. The Agreement was amended to allow Mr. Nelson to sell an additional 3,000 shares under this Agreement during 1999. The maximum amount to be paid to Mr. Nelson under this Agreement in 1999 remains at $59,000.

The Company has no other employment contracts or termination agreements with any of its executive officers.

In the event of a change in control of the Company, unless otherwise determined by the Board of Directors prior to the occurrence of such change in control, any options or portions of such options outstanding as of the date such change in control is determined to have occurred, that are not yet fully vested on such date, shall become immediately exercisable in full.

                              DIRECTOR COMPENSATION

Non-employee, non-salaried directors receive $250 per meeting they attend where official Board action is taken, including special meetings, annual meetings and telephonic meetings, plus out-of-pocket expenses associated with attending such meetings. In addition, Mr. Nelson received $3,613 for health insurance premiums and $2,701 for life insurance premiums paid by the Company for Mr. Nelson's benefit. Employee, salaried directors receive no additional compensation beyond their salaries for attending any Board meetings.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of February 26, 1999 as to (i) each person who is known by the Company to own beneficially 5% or more of the outstanding shares of Common Stock, (ii) each Director or Nominee for Director of the Company, (iii) each of the executive officers named in the Summary Compensation Table below and (iv) all Directors and executive officers as a group. Except as otherwise noted, the Company believes the persons listed below have sole investment and voting power with respect to the Common Stock owned by them.


                                                                                  COMMON STOCK
----------------------------------------------------------         --------------------------------------------
        FIVE PERCENT SHAREHOLDERS, DIRECTORS, DIRECTOR                    SHARES              APPROXIMATE
             NOMINEES AND NAMED EXECUTIVE OFFICER                      BENEFICIALLY           PERCENTAGE
                                                                         OWNED (1)              OWNED
----------------------------------------------------------         --------------------- ----------------------
      Ronald L. Bogh (2) (3)                                              601,300                 26.9%

      Douglas C. Nelson (2) (4)                                           420,000                 18.8%

      James V. Reimann (2) (5)                                             55,000                  2.5%

      Edward DeRaeve (2) (6)                                               37,500                  1.7%

      Jerry K. Brown (2) (6)                                               14,500                     *

      All Directors and executive  officers as a group (6
      persons) (7)                                                      1,171,766                 51.1%


*    Less than 1%
(1) Applicable percentage of ownership is based on 2,239,167 shares of Common Stock outstanding as of February 26, 1999 together with applicable options for such shareholders. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting and investment power with respect to such shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days after February 26, 1999 are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.

(2)  The address for such person is 904 E. 10th Avenue, McMinnville, Oregon
     97128.
(3) Includes 47,520 shares of the Company's Common Stock held by Mr. Bogh's children for which Mr. Bogh has sole voting power pursuant to a voting agreement dated April 15, 1995.
(4) Includes 9,000 shares held by Mr. Nelson's wife for which Mr. Nelson is deemed to be the beneficial owner.
(5) Includes 2,500 shares held by Mr. Reimann's wife, 5,000 shares held by the JVR, Inc. Pension & Profit Sharing Plan and 7,500 shares subject to options granted pursuant to the Company's 1995 Stock Option Plan and exercisable within 60 days of February 26, 1999.
(6) Includes 7,500 shares subject to options granted pursuant to the Company's 1995 Stock Option Plan and exercisable within 60 days of February 26, 1999.
(7) Includes 54,166 shares subject to options granted pursuant to the Company's 1995 Stock Option Plan and exercisable within 60 days of February 26, 1999.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 1998, the Company paid a total of $206,947 to a contracting firm owned by Mr. DeRaeve, a Director of the Company, for capital improvements to its plant. The Company also paid $2,255 to Jerry Brown, Director and attorney, for legal services provided. All related party transactions were conducted at arms-length rates and conditions.

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

4.1           Reference is made to Exhibits 3.1 and 3.2 (1)

4.2           Form of Common Stock Certificate (1)

4.3           Form of Representative's Warrant (1)

10.1          R-B Rubber Products, Inc. 1995 Stock Option Plan (1)

10.2          Amendment No. 1 to R-B Rubber Products, Inc. 1995 Stock Option
              Plan (6)

10.3          Form of Stock Option Agreement (1)

10.4          $285,000 Business Loan Agreement by and between Key Bank
              National Association and R-B Rubber Products, Inc., dated April
              1, 1998. (7)

10.5          $315,000 Business Loan Agreement by and between Key Bank
              National Association and R-B Rubber Products, Inc., dated April
              1, 1998. (7)

10.6 Loan modification agreement between the Company and Key Bank of Oregon, dated October 21, 1996, regarding the conversion of the Company's $750,000 equipment line of credit, dated September 1, 1995 into a term loan. (4)

10.7          $992,000 Business Loan Agreement by and between KeyBank National
              Association and R-B Rubber Products, Inc., dated August 3, 1998.
              (8)

10.8          $1,000,000 Line of Credit Agreement by and between KeyBank
              National Association and R-B Rubber Products, Inc. dated July
              31, 1998. (8)

10.9          Funding Agreement, dated May 12, 1997, by and between Keycorp
              Leasing Ltd. And R-B Rubber Products, Inc. (5)

10.10         Master Equipment Lease, dated as of May 12, 1997 by and between
              KeyCorp Leasing Ltd. and R-B Rubber Products, Inc. (6)

10.11         Amendment No. 1 to Master Equipment Lease dated as of May 12,
              1997 by and between KeyCorp Leasing Ltd. and R-B Rubber
              Products, Inc.


Exhibit
Number          Description
-------         -----------
10.12         Schedule, dated June 4, 1998, to Master Lease Agreement dated
              May 12, 1997, by and between U.S. Bancorp and R-B Rubber
              Products, Inc. (7)

10.13 Schedule, dated December 8, 1998, to Master Lease Agreement dated May 12, 1997, by and between U.S. Bancorp and R-B Rubber
              Products, Inc.

10.14 Schedule, dated February 2, 1999, to Master Lease Agreement dated May 12, 1997, by and between U.S. Bancorp and R-B Rubber
              Products, Inc.

10.15         Consent to Assignment and Agreement and Assignment of Purchase
              Agreement, dated May 12, 1997, by R-B Rubber Products, Inc. to
              Keycorp Leasing Ltd. (5)

10.16         Business Loan Agreement, dated January 19, 1999, by and between
              KeyBank National Association and R-B Rubber Products, Inc. (9)

21            Subsidiaries of the Registrant

23            Consent of Morrison and Liebswager

27            Financial Data Schedule


(1) Incorporated by reference to Exhibits to Registrant's Registration Statement on Form SB-2, as amended and filed with the Securities and Exchange Commission on May 9, 1995 (Commission Registration No. 33-90376).
(2) Incorporated by reference to Exhibits to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995, as filed with the Securities and Exchange Commission on March 30, 1996.
(3) Incorporated by reference to Exhibits to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996, as filed with the Securities and Exchange Commission on August 14, 1996.
(4) Incorporated by reference to Exhibits to Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996, as filed with the Securities and Exchange Commission on November 8, 1996.
(5) Incorporated by reference to Exhibits to Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997, as filed with the Securities and Exchange Commission on November 5, 1997.
(6) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 30, 1998.
(7) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998, as filed with the Securities and Exchange Commission on August 13, 1998.
(8) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998, as filed with the Securities and Exchange Commission on November 12, 1998.
(9) Incorporated by reference to Exhibits to the Registrant's Form 8-K dated January 29, 1999 and as filed with the Securities and Exchange Commission on February 10, 1999.

REPORTS ON FORM 8-K
No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 22, 1999

                                     R-B RUBBER PRODUCTS, INC.

                                     By: /s/ RONALD L. BOGH
                                         ---------------------------
                                     Ronald L. Bogh
                                     Chairman of the Board, President
                                     and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities indicated on March 22, 1999:

Signature                                   Title
---------                                   -----

/s/ RONALD L. BOGH         Chairman of the Board, President
------------------         and Chief Executive Officer
Ronald L. Bogh             (Principal Executive Officer)



/s/ MICHAEL J. HIGHLAND    Controller
------------------------ (Principal Financial and Accounting Officer) Michael J. Highland


/s/ DOUGLAS C. NELSON      Vice Chairman of the Board
------------------------
Douglas C. Nelson


/s/ JERRY K. BROWN         Director
------------------------
Jerry K. Brown


/s/ EDWARD DERAEVE         Director
------------------------
Edward DeRaeve


/s/ JAMES V. REIMANN       Director
------------------------s
James V. Reimann

                         REPORT OF INDEPENDENT AUDITORS


To the Shareholders and Board of Directors of R-B Rubber Products, Inc.
McMinnville, Oregon

We have audited the accompanying consolidated balance sheets of R-B Rubber Products, Inc., as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R-B Rubber Products, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.





Morrison & Liebswager, P.C.
Certified Public Accountants

Dated:  March 22, 1999

                                                                                               December 31,
                                                                                         1998               1997
                                                                                    ---------------    ---------------
                                                                  ASSETS
Current assets:
    Cash and cash equivalents                                                           $   35,039         $  291,990
    Accounts receivable, net of allowance of $26,301 and $6,216                          1,025,036            910,480
    Inventories, net                                                                       800,002            692,073
    Prepaid expenses and other                                                              51,906             37,738
                                                                                    ---------------    ---------------
        Total current assets                                                             1,911,983          1,932,281

Property, plant and equipment, net of accumulated
       depreciation of $2,245,917 and $1,727,139                                         5,313,031          4,066,562
Other assets                                                                               481,534            276,693
                                                                                    ---------------    ---------------
        Total assets                                                                    $7,706,548         $6,275,536
                                                                                    ===============    ===============


                                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                   $  235,113         $  134,507
    Short-term debt                                                                        261,478                  -
    Accounts payable                                                                       672,663            404,210
    Accrued expenses                                                                        57,996             73,110
    Income taxes payable                                                                     7,035             19,180
                                                                                    ---------------    ---------------
        Total current liabilities                                                        1,234,285            631,007


Long-term debt, net of current portion                                                   1,573,456            772,866
Deferred income taxes                                                                      133,678            238,034
                                                                                    ---------------    ---------------

        Total liabilities                                                                2,941,419          1,641,907
                                                                                    ---------------    ---------------

Commitments and contingencies (Note 13)
Shareholders' equity:
    Common stock, no par value, 20,000,000 shares authorized;
      2,239,167 and 2,172,500 shares issued and outstanding                              4,014,110          3,797,442
    Additional paid-in capital                                                             282,849            282,849
    Retained earnings                                                                      468,170            553,338
                                                                                    ---------------    ---------------
       Total shareholders' equity                                                        4,765,129          4,633,629
                                                                                    ---------------    ---------------
       Total liabilities and shareholders' equity                                       $7,706,548         $6,275,536
                                                                                    ===============    ===============


              The accompanying notes are an integral part of these statements.

                                R-B RUBBER PRODUCTS, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          Year Ended December 31,
                                                                    1998                      1997
                                                              -----------------         -----------------
Sales, net                                                          $8,592,368                $7,445,403
Cost of sales                                                        6,059,269                 4,625,670
                                                              -----------------         -----------------
    Gross profit                                                     2,533,099                 2,819,733
                                                              -----------------         -----------------

Operating expenses:
    Selling                                                            871,883                   680,820
    General and administrative                                       1,288,459                 1,167,019
    Loss on impairment of goodwill                                     396,050                         -
                                                              -----------------         -----------------
                                                                     2,556,392                 1,847,839
                                                              -----------------         -----------------
Operating income (loss)                                                (23,293)                  971,894
                                                              -----------------         -----------------

Other income (expense):
    Interest income                                                      5,940                     1,344
    Interest expense                                                  (151,419)                 (125,113)
    Loss on sale of equipment                                           (5,979)                       (5)
    Other income, net                                                   33,238                     8,054
                                                              -----------------         -----------------
                                                                      (118,220)                 (115,720)
                                                              -----------------         -----------------

Income (loss) before income taxes                                     (141,513)                  856,174
Income tax (expense) benefit                                            56,345                  (328,031)
                                                              -----------------         -----------------
Net income (loss)                                                   $  (85,168)               $  528,143
                                                              =================         =================

Basic net income (loss) per share                                   $    (0.04)               $     0.24
                                                              =================         =================
Shares used in basic net income (loss) per share                     2,222,363                 2,172,500
                                                              =================         =================
Diluted net income (loss) per share                                 $    (0.04)               $     0.24
                                                              =================         =================
Shares used in diluted net income (loss) per share                   2,222,363                 2,235,343
                                                              =================         =================


               The accompanying notes are an integral part of these statements.

                             R-B RUBBER PRODUCTS, INC.
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                For the two years in the period ended December 31, 1998


                                                                              Additional                                   Total
                                                       Common Stock            Paid-In             Retained            Shareholders'
                                      ----------------------------------
                                         Shares              Amount            Capital             Earnings               Equity
                                      --------------      --------------     -------------      ----------------      -------------
Balance at December 31, 1996               2,172,500         $3,797,442           $282,849           $ 25,195          $4,105,486
Net income                                      --                 --                 --              528,143             528,143
                                         -----------        -----------        -----------        -----------         -----------
Balance at December 31, 1997               2,172,500          3,797,442            282,849            553,338           4,633,629
Issuance of Common Stock (Note 6)             66,667            216,668               --                 --               216,668
Net loss                                        --                 --                 --              (85,168)            (85,168)
                                         -----------        -----------        -----------        -----------         -----------
Balance at December 31, 1998               2,239,167         $4,014,110           $282,849           $468,170          $4,765,129
                                         ===========        ===========        ===========        ===========         ===========


               The accompanying notes are an integral part of these statements.

                          R-B RUBBER PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                  Year Ended December 31,
                                                                               1998                  1997
                                                                          ----------------      ----------------
Cash flows from operating activities:
   Net Income (loss)                                                          $   (85,168)         $    528,143
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Depreciation and amortization                                            585,485               514,197
         Goodwill impairment (Note 1)                                             396,050                     -
         (Gain) loss on disposal of equipment                                       5,979                    (5)
         Deferred income taxes                                                   (104,356)              175,051
         Changes in current assets and liabilities:
            Accounts receivable, net                                             (114,556)              (58,504)
            Inventories, net                                                     (107,929)             (306,831)
            Prepaid expenses and other                                            (14,168)               (2,606)
            Accounts payable                                                      268,453                59,551
            Accrued expenses                                                      (15,114)                8,042
            Income taxes payable                                                  (12,145)               19,180
                                                                          ----------------      ----------------
               Net cash provided by operating activities                          802,531               936,218
                                                                          ----------------      ----------------

Cash flows from investing activities:
   Additions to property, plant and equipment                                  (1,995,460)           (1,297,732)
   Cash paid for acquisition (Note 6)                                            (600,000)                    -
   Proceeds from sale of equipment                                                 13,100                     5
   Other, net                                                                       7,597               (74,674)
                                                                          ----------------      ----------------
               Net cash used in investing activities                           (2,574,763)           (1,372,401)
                                                                          ----------------      ----------------

Cash flows from financing activities:
   Net borrowings (repayments) under short-term line of credit                    261,478              (200,770)
   Proceeds from long-term debt                                                 1,592,000                16,000
   Payments on long-term debt                                                    (690,804)             (121,755)
   Proceeds from sale/leaseback transactions                                      352,607             1,008,151
                                                                          ----------------      ----------------
               Net cash provided by financing activities                        1,515,281               701,626
                                                                          ----------------      ----------------

Increase (decrease) in cash and cash equivalents                                 (256,951)              265,443

Cash and cash equivalents:
   Beginning of year                                                              291,990                26,547
                                                                          ----------------      ----------------
   End of year                                                                $    35,039          $    291,990
                                                                          ================      ================

See Note 10 for supplemental cash flow disclosures.




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

The accompanying consolidated financial statements include the accounts of the Company and of its previously wholly owned subsidiary, Strata Surfacing, Inc. Intercompany transactions and balances have been eliminated in consolidation. On July 1, 1997, the Company divested itself of its 100 percent owned subsidiary, Strata Surfacing, Inc. There was no gain or loss associated with this transaction. In connection with its purchase of certain assets related to a tire recovery and processing plant in January 1999, the Company created a new wholly-owned subsidiary, RB Recycling, Inc.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATIONS OF CREDIT RISK. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of bank demand deposits and cash equivalents. Bank demand deposits are held by high credit quality financial institutions, which have not historically incurred any credit losses.

Approximately 23 percent of the Company's net sales were to one customer during 1998. This customer represented 34 percent of the accounts receivable balance at December 31, 1998. The balance outstanding at December 31, 1998 for this customer was collected in the first quarter of 1999.

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

CASH AND CASH EQUIVALENTS. Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of 90 days or less.

INVENTORIES. Inventories are stated at the lower of average cost, which approximates the first-in, first-out method, or market (net realizable value), and include materials, labor and manufacturing overhead. Unsalable or unusable items are carried at scrap value and reprocessed.

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred, whereas renewals and betterments are capitalized. Research and development costs relating to processing and production equipment are capitalized. Depreciation is provided using the straight-line method over the estimated useful lives of the applicable assets as follows:

Buildings and Improvements:                                      30 years
Machinery and Transportation Equipment:                      5 - 14 years
Office Furniture and Equipment:                               3 - 7 years

Upon disposal of assets subject to depreciation, costs and accumulated depreciation are removed from the accounts and the resulting gains and losses are reflected in income.

GOODWILL. Goodwill, related to the purchase of certain assets of Iowa Mat Company, is included in non-current assets and totaled $212,437, net of accumulated amortization of $11,180, at December 31, 1998. Goodwill is amortized on a straight-line basis over a 10-year period. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are less than the carrying amount of the goodwill. Based on this review, goodwill was written down by $396,050 during the fourth quarter of 1998.

LONG-LIVED ASSETS. Long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Based on this review, there were no impairments to the carrying value of long-lived assets, other than an impairment of goodwill (see above), at December 31, 1998.

RESEARCH AND DEVELOPMENT. Included in general and administrative expense are expenditures for research and development of $150,051 and $71,177 for the years ended December 31, 1998 and 1997, respectively.

ADVERTISING COSTS. Advertising costs are expensed when incurred. Total advertising costs expensed were $58,526 and $59,159 for the years ended December 31, 1998 and 1997, respectively.

INCOME TAXES. Deferred income tax assets and liabilities reflect the tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. A valuation allowance is established for deferred tax assets if it is more likely than not that all or some portion of the deferred tax asset will not be realized. Income tax expense is the tax payable for the period and the change during the period in net deferred tax assets and liabilities.

NET INCOME PER SHARE. Beginning December 31, 1997, basic earnings per share
(EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standard No. 128, EARNINGS PER SHARE. Basic EPS is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding.

Following is a reconciliation of basic EPS and diluted EPS:

YEAR ENDED DECEMBER 31,              1998                                   1997
--------------------------------   --------- ------------- -----------    ---------- ------------ --------------
                                                              Per Share                                Per Share
BASIC EPS                               Loss       Shares       Amount        Income      Shares        Amount
                                     --------- ------------- -----------    ---------- ------------ ------------
Income available to Common
  Shareholders                       (85,168)    2,222,363    $(0.04)       528,143     2,172,500        $ 0.24
                                                             ===========                            ==============
EFFECT OF DILUTIVE SECURITIES
Stock Options                            -          -                            -         62,843
                                     --------- -------------                ---------- ------------
DILUTED EPS
Income   available  to  Common
Shareholders                         (85,168)    2,222,363    $(0.04)       528,143     2,235,343        $ 0.24
                                                             ===========                            ==============


152,500 and 97,000 shares issuable pursuant to stock options have not been included in the above calculations for 1998 and 1997, respectively, since they would have been antidilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The fair value of financial instruments are the amounts at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, trade receivables, other current assets and current liabilities approximate fair value because of the short maturity for these instruments. The fair value approximates the carrying value of the Company's borrowings under its long-term arrangements based upon interest rates available for the same or similar loans.

RECLASSIFICATIONS. Certain reclassifications have been made in the prior year to conform with current year presentation. These reclassifications had no effect on previously reported net income or shareholders' equity.

2.  INVENTORIES

DECEMBER 31,                                    1998                1997
----------------------------------         --------------       --------------
Raw Materials                                  $108,416             $ 97,325
Finished Goods                                  636,521              575,435
Other                                            55,065               19,313
                                           --------------       --------------
                                               $800,002             $692,073
                                           ==============       ==============

3.  PROPERTY, PLANT AND EQUIPMENT


DECEMBER 31,                                 1998                 1997
-------------------------------------  -----------------    ----------------
Land                                  $        167,750     $       167,750
Buildings and improvements                   1,292,453             783,442
Machinery and equipment                      5,605,756           4,605,969
Office furniture and equipment                 260,729             196,434
                                       -----------------    ----------------
                                             7,326,688           5,753,595
Less - accumulated depreciation             (2,245,917)         (1,727,139)
                                       -----------------    ----------------
                                             5,080,771           4,026,456
Construction in progress                       232,260              40,106
                                       -----------------    ----------------
                                      $      5,313,031     $     4,066,562
                                       =================    ================


Depreciation expense was $574,305 and $514,197 for the years ended December t31, 1998 and 1997, respectively. Amounts included above recorded as capital leases totaled $71,719 at December 31, 1998 and 1997.

4.  SHORT-TERM DEBT

The Company has a $1,000,000 operating line of credit with a commercial bank, which expires August 1, 1999 with interest at prime (7.75 percent at December 31, 1998). The line of credit is collateralized by accounts receivable and inventory. The Company had $261,478 outstanding under the line of credit at December 31, 1998.

Under the terms of this line-of-credit agreement, the Company is required to maintain the following covenants:

     Minimum current ratio of 1.5:1.0, calculated at the end of each quarter Minimum tangible net worth $4,500,000, calculated at the end of each quarter
     Operating cash flow to total fixed charges (excluding capital expenditures) ratio of not less than 1.3 to 1.0, calculated at the end of each year for the preceding twelve month period

At December 31, 1998, the Company was in compliance with all of the covenants.

5.  LONG-TERM DEBT


DECEMBER 31,                                                                            1998              1997
-------------------------------------------------------------------------------     --------------     -------------
Real estate mortgage at U.S. Treasury rate plus 2.5 percent (7.97 percent at
    December 31, 1998) adjusted every 5 years, payable in monthly payments of
    $8,373, including interest, with a balloon payment of $695,954 due on
    August 15, 2008, collateralized by real estate                               $       980,920      $          --

Real estate mortgage at 9.24 percent interest, payable in monthly amounts of
    $6,895, including interest, through
    October 5, 2005, collateralized by land and buildings                                     --           514,912

Bankterm note at 8.98 percent, payable in 59 payments of $8,555, including interest, through September 5, 2001, collateralized by accounts
    receivable, inventory and equipment                                                  257,055           332,447

Bank term  note at 8.42  percent,  payable  in  monthly  amounts  of  $5,836,
    including interest, through April 5, 2003, collateralized by equipment               253,920                --

Bank term  note at 7.92  percent,  payable  in  monthly  amounts  of  $6,375,
    including interest, through April 5, 2003, collateralized by equipment               280,261                --

Bank term note at 8.58 percent, payable in monthly amounts of $505, including interest, through December
     5, 2000, collateralized by equipment                                                 11,089            16,000

Capital leases payable in a monthly amount of $1,567 through December 13,
    2000, collateralized by equipment                                                     25,324            44,014
                                                                                    --------------     -------------
                                                                                       1,808,569           907,373
Less - current portion                                                                   235,113           134,507
                                                                                    --------------     -------------
                                                                                $      1,573,456   $       772,866
                                                                                    ==============     =============


As of December 31, 1998, principal maturities on long-term debt were due as follows:


     1999                                                      $           235,113
     2000                                                                  245,207
     2001                                                                  236,233
     2002                                                                  165,460
     2003                                                                   80,181
     Thereafter                                                            846,375
                                                                   -----------------
                                                               $         1,808,569
                                                                   =================


6.  ACQUISITION

On April 1, 1998, the Company acquired substantially all of the assets of certain operations of Iowa Mat Company for $600,000 in cash and 66,667 shares of the Company's Common Stock with a value on the date of issuance of $216,668. A majority of the $600,000 cash payment was financed with new debt facilities. The acquisition was accounted for as a purchase.

7.       OPERATING LEASES

As a recycler of tires in the state of Oregon, many of the Company's capital equipment purchases qualify for State of Oregon Business Energy Tax Credits. The Company sells the related equipment to various commercial banks and leases the equipment back, net of the related credits. All of the sale-leaseback transactions are classified as operating leases. The following table summarizes the sale-leaseback transactions:


                                                                                                        AMOUNT TO
                                                                                                      EXERCISE BUY-
 DATE OF            PROCEEDS FROM                           MONTHLY           BUY-OUT OPTION            OUT OPTION
  SALE                  SALE            TERM DATE           PAYMENT           EXERCISE DATE          (ESTIMATED FMV)
---------------    ---------------    --------------    ----------------    -------------------    --------------------
10/19/95                $ 549,160        11/10/02            $6,330               10/19/00                $176,778
12/19/97                1,008,151        12/01/04            11,218               12/19/03                 131,655
06/04/98                  247,118        04/10/06             2,224               06/04/03                  74,136
12/08/98                  105,489        11/10/06             1,154               12/08/03                  35,195
                   ---------------                      ----------------                           --------------------
                       $1,909,918                           $20,926                                       $417,764
                   ===============                      ================                           ====================


The Company also leases certain vehicles, equipment and storage areas under operating leases expiring in various years through 2002.

Future minimum lease payments under non-cancelable operating leases at December 31, 1998 are as follows:


1999                                          $         299,580
2000                                                    291,750
2001                                                    187,139
2002                                                    178,200
2003                                                    175,152
Thereafter                                              237,278
                                                  ---------------
                                              $       1,369,099
                                                  ===============


Total rental expense related to operating leases was $272,743 and $89,598 for the years ended December 31, 1998 and 1997, respectively.

8.  INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. This statement requires that deferred taxes be established for all temporary differences between the book and tax basis of assets and liabilities.

The components of income tax expense (benefit) are as follows:


YEAR ENDED DECEMBER 31,                            1998                   1997
---------------------------------------        ---------------        --------------
Current:
    Federal                                    $      35,062          $     145,610
    State                                             12,949                  7,370
                                               ---------------        --------------
                                                      48,011                152,980
Deferred:
    Federal                                         (104,356)               175,051
    State                                                  -                      -
                                               ---------------        --------------
                                                    (104,356)               175,051
                                               ---------------        --------------
                                               $     (56,345)         $     328,031
                                               ===============        ==============


Total deferred tax assets at December 31, 1998 and 1997 were $127,924 and zero, respectively. Total deferred tax liabilities at December 31, 1998 and 1997 were $261,602 and $238,034, respectively. No valuation allowance has been established for deferred tax assets as management believes it is more likely than not that future taxable income will be sufficient to realize the benefit of deferred tax assets. Individually significant components of the Company's deferred tax assets and liabilities were as follows:


DECEMBER 31,                                                                    1998                 1997
----------------------------------------------------------------            --------------       --------------
Goodwill                                                                    $   127,924          $         -
Tax depreciation greater than book depreciation                                (166,215)            (134,408)
Capitalized research and development expenses                                   (95,387)            (103,626)


A reconciliation between the federal statutory tax rate and the effective income tax rate is as follows:

(Principal Executive Officer)
YEAR ENDED DECEMBER 31,                                              1998            1997
-------------------------------------------------------------      -----------     ----------
Federal statutory income tax rate                                       (34.0)%        34.0   %
State taxes, net of federal income tax benefit                           (6.6)          4.4
Other                                                                     0.8          (0.1)
                                                                   -----------     ----------
Effective income tax rate                                               (39.8) %       38.3   %
                                                                   ===========     ==========


9.  SEGMENT REPORTING

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. Based upon definitions contained within SFAS No. 131, the Company has determined that it operates in two segments, matting products and molded products. Detail information regarding the segments for 1998 is as follows. During 1997, the Company only operated in one segment, matting products, and therefore, segment information for 1997 is not presented.


YEAR ENDED DECEMBER 31, 1998                 MATTING PRODUCTS            MOLDED PRODUCTS              TOTAL
---------------------------------------    ----------------------     -----------------------    ----------------
Revenues                                         $8,162,482                   $ 429,886              $8,592,368
Depreciation and amortization                       543,871                      41,614                 585,485
Income (loss) before taxes                          542,701                    (684,214)               (141,513)


          DECEMBER 31, 1998
---------------------------------------
Total assets                                     $6,327,715                  $1,378,833              $7,706,548


The Company does not have any material transactions between segments.

10. SUPPLEMENTAL CASH FLOW INFORMATION


YEAR ENDED DECEMBER 31,                                                      1998                1997
--------------------------------------------------------------------      ------------       --------------
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                                    $  143,058             $131,235
Cash paid for income taxes                                                    97,680              133,800

SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
Common Stock issued in connection with acquisition                           216,668                    -


11. SHAREHOLDERS' EQUITY

WARRANTS. At December 31, 1998 and 1997, the Company had outstanding warrants to purchase 95,000 shares of the Company's Common Stock at $5.10 per share which expire May 9, 2000.

STOCK OPTION PLAN. In March 1995, the Company adopted its 1995 stock option plan (the "1995 Plan"). The 1995 Plan provides for the issuance of incentive stock options to employees of the Company and non-statutory stock options to employees, directors and consultants of the Company. Options granted generally vest over a three-year period, but may vest over a different period at the discretion of the Plan Administrator. Options granted under the 1995 Plan are typically exercisable for a period of 10 years from the date of grant. The exercise price of options granted under the 1995 Plan must be equal to or greater than the fair market value of the Company's Common Stock on the date of grant for incentive stock options under Section 422 of the Code and not less than 85 percent of the fair market value on the date of grant for non-statutory stock options. At December 31, 1998, the Company had 300,000 shares of Common Stock reserved for future issuance under the 1995 Plan. The exercise price of all options granted was equal to the market price of the stock on the grant date.

Activity under the 1995 Plan is summarized as follows:


                                                                                            Weighted Average
                                           Shares Available         Shares Subject           Exercise Price
                                               for Grant              to Options               Per Share
                                           -------------------     ------------------      --------------------
BALANCES, DECEMBER 31, 1996                           46,500                103,500            $     1.58
Options granted                                     (101,000)               101,000                  3.68
                                           -------------------     ------------------      --------------------
BALANCES, DECEMBER 31, 1997                           95,500                204,500                  2.61
Options granted                                      (10,000)                10,000                  2.25
Options canceled                                      62,000                (62,000)                 2.72
                                           -------------------     ------------------      --------------------
BALANCES, DECEMBER 31, 1998                          147,500                152,500            $     2.55
                                           ===================     ==================      ====================


STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. During 1995, the Financial Accounting Standards Board issued SFAS No. 123 which defines a fair value based method of accounting for an employee stock option and similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principals Board Opinion ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Entities electing to remain with the accounting in APB No. 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been adopted.

The Company has elected to account for its stock-based compensation plans under APB No. 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 1998 and 1997 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for grants:


YEAR ENDED DECEMBER 31,                                   1998                 1997
-------------------------------------------------    -----------------    -----------------
Risk-free interest rate                                         5.5%                   6%
Expected dividend yield                                           0%                   0%
Expected lives                                             6.5 years            6.5 years
Expected volatility                                           102.9%               112.5%


Using the Black-Scholes methodology, the total value of options granted during 1998 and 1997 was $18,950 and $316,009, respectively, which would be amortized on a pro forma basis over the vesting period of the options. The weighted average fair value of options granted during 1998 and 1997 was $1.90 and $3.13, respectively.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net income (loss) and net income
(loss) per share would approximate the pro forma disclosures below:


YEAR ENDED DECEMBER 31,                                        1998                              1997
----------------------------------------------     ------------------------------    ------------------------------
                                                    As Reported       Pro Forma       As Reported       Pro Forma
                                                   -------------    -------------    -------------     ------------
Net income (loss)                                   $   (85,168)    $   (192,333)    $     528,143     $    447,159
Net income (loss)per share - basic                  $     (0.04)    $      (0.09)    $        0.24     $       0.21
Net income (loss) per share - diluted               $     (0.04)    $      (0.09)    $        0.24     $       0.21


The following table summarizes information about stock options outstanding at December 31, 1998:


                             Options Outstanding                                          Options Exercisable
-------------------------------------------------------------------------------    -----------------------------------
                                                 Weighted
                                                 Average           Weighted           Number of           Weighted
 Range of Exercise           Number             Remaining           Average            Shares              Average
      Prices             Outstanding at        Contractual         Exercise        Exercisable at         Exercise
                            12/31/98           Life (Years)          Price            12/31/98              Price
--------------------     ----------------    ----------------    --------------    ----------------     --------------
           $   1.50               40,500             7.8                 $1.50              22,500              $1.50
              1.625               33,000             4.0                 1.625              31,000              1.625
              1.875                2,000             5.0                 1.875                   -                  -
               2.25               10,000             9.8                  2.25               3,333               2.25
              2.875                4,000             8.4                 2.875                   -                  -
               3.75               63,000             8.9                  3.75              24,328               3.75
--------------------     ----------------    ----------------    --------------    ----------------     --------------
      $ 1.50 - 3.75              152,500             7.5                 $2.55              81,161              $2.25
====================     ================    ================    ==============    ================     ==============


At December 31, 1997 options to purchase 66,500 shares of the Company's Common Stock were exercisable at an average exercise price of $1.74.

12. PROFIT SHARING PLAN

The Company has a defined contribution profit sharing plan (the "Plan"), which covers all employees who have completed 90 days of service. The Plan is qualified under section 401 of the Internal Revenue Code. Participants may voluntarily elect to reduce their compensation by up to 15 percent of their annual compensation. The Company may contribute to the Plan a discretionary amount determined by its Board of Directors. No contributions were made to the Plan by the Company for 1998 or 1997.

13. RELATED PARTY TRANSACTIONS

PLANT IMPROVEMENTS. During 1998 and 1997 the Company paid $206,947 and $120,675, respectively, to a contracting firm owned by Mr. DeRaeve, a Director of the Company, for capital improvements to its plant.

LEGAL SERVICES. During 1998 and 1997, the Company paid Mr. Brown, a Director of the Company, $2,255 and $1,589, respectively, for legal services provided.

TERMINATION AGREEMENT. In January 1998, the Company signed a Non-Competition, Price Guaranty and Release Agreement (the "Agreement") with Mr. Doug Nelson, the Company's former Chief Financial Officer. Mr. Nelson remains on the Board of Directors. Pursuant to the Agreement, the Company is required to pay Mr. Nelson an amount equal to the difference between the gross selling price per share of the Company's Common Stock for up to 2,000 shares per month and $4.00 per share for each share sold at less than $4.00 per share. The maximum amount that the Company is obligated to pay Mr. Nelson is $59,000 in any given calendar year. As of December 31, 1998, Mr. Nelson held 420,000 shares of the Company's Common Stock. During 1998, Mr. Nelson sold 21,000 shares of the Company's Common Stock and the Company paid Mr. Nelson a total of $10,875 during 1998 under this Agreement. The Agreement was amended to allow Mr. Nelson to sell an additional 3,000 shares under this Agreement during 1999. The maximum amount to be paid to Mr. Nelson under this Agreement in 1999 remains at $59,000.

All related party transactions were conducted at arms-length rates and conditions.

14. SUBSEQUENT EVENTS

RB RECYCLING, INC. On January 29, 1999, the Company, through its newly created, 100 percent owned subsidiary RB Recycling, Inc., purchased certain assets related to a tire recovery and processing plant in Portland, Oregon from Dallas, Texas based Waste Recovery, Inc. ("WRI"). The total purchase price was $750,000, consisting of $450,000 in cash from a new five-year note with a commercial bank, $160,000 in cash from the Company's existing operating line of credit and $140,000 in cash from existing cash balances. The acquisition was accounted for as a purchase. Pro forma results of operations are not presented as they are not materially different from actual results.

BUSINESS LOAN AGREEMENT. On January 19, 1999, the Company entered into a business loan agreement (the "Agreement") with a commercial bank for the purpose of funding the acquisition of WRI's Portland operation. The original principal amount was $450,000 at the bank's prime lending rate (7.75 percent upon consummation of the Agreement). The Agreement calls for 60 monthly payments, including interest, of $9,096 through January 2004. The Agreement is collateralized by equipment. Pursuant to the terms of the Agreement, the Company must maintain a current ratio of 1.50 and tangible net worth of not less than $4.5 million, both measured quarterly, and operating cash flow to total fixed charge ratio of not less than 1.3 to 1.0, calculated a the end of each year for the preceding twelve month period.

SALE/LEASEBACK. On February 2, 1999, the Company entered into a sale/leaseback transaction with a commercial bank for certain equipment related to the Company's molded products division and tire chip processing facility for $802,400. The proceeds were used to pay off two term notes with a commercial bank totaling $534,181 at December 31, 1998. The terms of the lease are for 84 monthly payments of $8,634 each. The lease contains an early buyout option at 60 months for a payment of $200,760, the estimated fair market value of such property at that time. In addition, the Master Lease Agreement, which this sale/leaseback is a part of, was amended to include the following financial covenants (which are the same as the financial covenants on the Company's line of credit):

     1. Minimum current ratio of 1.5:1.0, calculated at the end of each quarter
     2. Minimum tangible net worth $4,500,000, calculated at the end of each quarter
     3. Operating cash flow to total fixed charges (excluding capital expenditures) ratio of not less than 1.3 to 1.0, calculated a the end of each year for the preceding twelve month period