Form 10QSB
period 1999-03-31
R B RUBBER PRODUCTS INC
filed 1999-05-13
CIK 942615

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                  ---------------------------------------


                                 FORM 10-QSB

                  ---------------------------------------
           (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                     OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE EXCHANGE ACT

            For the transition period from ________to ________

                       Commission file number 0-25974

                  ---------------------------------------

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

                  ---------------------------------------

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            Yes  X     No
                                                ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK WITHOUT PAR VALUE                              2,239,167
           (Class)                                (Outstanding at May 10, 1999)

Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                               ---    ---

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            R-B RUBBER PRODUCTS, INC.
                                   FORM 10-QSB
                                      INDEX


PART I - FINANCIAL INFORMATION                                           Page
------------------------------                                           ----
Item 1.   Financial Statements

          Report of Independent Accountants                                 2

          Consolidated Balance Sheets - March 31, 1999 and
          December 31, 1998                                                 3

          Consolidated Statements of Operations - Three Months
          Ended March 31, 1999 and 1998                                     4

          Consolidated Statements of Cash Flows - Three Months
          Ended March 31, 1999 and 1998                                     5

          Notes to Consolidated Financial Statements                        6

Item 2.   Management's Discussion and Analysis or Plan of Operation         7


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                 11

Signatures                                                                 12


                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
R-B Rubber Products, Inc.

We have made a review of the consolidated balance sheets of R-B Rubber Products, Inc. as of March 31, 1999 and December 31, 1998, the related consolidated statements of operations for the three month periods ended March 31, 1999 and 1998, and the related consolidated statements of cash flows for the three month periods ended March 31, 1999 and 1998, in accordance with standards established by the American Institute of Certified Public Accountants.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.


Morrison & Liebswager, P.C.

King City, Oregon
May 7, 1999

                          R-B RUBBER PRODUCTS, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                                       March 31,       December 31,
                                                                        1999               1998
                                                                      ----------       ------------
                                              ASSETS
Current assets:
    Cash and cash equivalents                                         $   53,789        $   35,039
    Accounts receivable, net of allowance of $36,303 and $26,301       1,145,611         1,025,036
    Inventories, net                                                     776,797           800,002
    Prepaid expenses and other                                           105,917            51,906
                                                                      ----------        ----------
        Total current assets                                           2,082,114         1,911,983

Property, plant and equipment, net of accumulated
    depreciation of $2,391,969 and $2,245,917                          5,150,852         5,313,031
Other assets                                                             576,838           481,534
                                                                      ----------        ----------
        Total assets                                                  $7,809,804        $7,706,548
                                                                      ----------        ----------
                                                                      ----------        ----------


                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                 $  203,630        $  235,113
    Short-term debt                                                      466,838           261,478
    Accounts payable                                                     495,063           672,663
    Accrued expenses                                                     146,507            57,996
    Income taxes payable                                                  29,702             7,035
                                                                      ----------        ----------
        Total current liabilities                                      1,341,740         1,234,285

Long-term debt, net of current portion                                 1,470,025         1,573,456
Deferred income taxes                                                    155,155           133,678
                                                                      ----------        ----------
        Total liabilities                                              2,966,920         2,941,419
                                                                      ----------        ----------

Commitments and contingencies
Shareholders' equity:
    Common stock, no par value, 20,000,000 shares authorized;
      2,239,167 shares issued and outstanding                          4,014,110         4,014,110
    Additional paid-in capital                                           282,849           282,849
    Retained earnings                                                    545,925           468,170
                                                                      ----------        ----------
        Total shareholders' equity                                     4,842,884         4,765,129
                                                                      ----------        ----------
        Total liabilities and shareholders' equity                    $7,809,804        $7,706,548
                                                                      ----------        ----------
                                                                      ----------        ----------

            The accompanying notes are an integral part of these statements.

                          R-B RUBBER PRODUCTS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                            Three Months Ended March 31,
                                                         ----------------------------------
                                                          1999                     1998
                                                       ----------                ----------
Sales, net                                             $2,472,932                $1,925,690
Cost of sales                                           1,738,745                 1,165,450
                                                       ----------                ----------
    Gross profit                                          734,187                   760,240

Operating expenses:
    Selling                                               219,608                   229,905
    General and administrative                            379,016                   322,330
                                                       ----------                ----------
                                                          598,624                   552,235
                                                       ----------                ----------

Operating income                                          135,563                   208,005
                                                       ----------                ----------

Other income (expense)
    Interest income
                                                              151                     2,721
    Interest expense                                      (40,707)                  (24,219)
    Loss on sale of equipment                              (3,747)                        -
    Other income, net                                      36,345                    13,511
                                                       ----------                ----------
                                                           (7,958)                   (7,987)
                                                       ----------                ----------

Income before provision for income taxes                  127,605                   200,018
Provision for income taxes                                 49,850                    67,142
                                                       ----------                ----------
Net income                                             $   77,755                $  132,876
                                                       ----------                ----------
                                                       ----------                ----------

Basic net income per share                             $     0.03                $     0.06
                                                       ----------                ----------
                                                       ----------                ----------

Diluted net income per share                           $     0.03                $     0.06
                                                       ----------                ----------
                                                       ----------                ----------

            The accompanying notes are an integral part of these statements.

                          R-B RUBBER PRODUCTS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                      Three Months Ended March 31,
                                                                   ----------------------------------
                                                                    1999                     1998
                                                                 ----------                ----------
Cash flows from operating activities:
   Net Income                                                    $   77,755                $ 132,876
   Adjustments to reconcile net income to net cash
      flows provided by operating activities:
         Depreciation and amortization                              205,894                  127,185
         Loss on sale of equipment                                    3,747                        -
         Deferred income taxes                                       21,477                   14,285
         Changes in current assets and liabilities:
            Accounts receivable, net                               (120,575)                 (26,764)
            Inventories, net                                         23,205                 (227,598)
            Prepaid expenses and other                              (63,115)                  16,281
            Accounts payable                                       (177,600)                  56,323
            Accrued expenses                                         88,511                    1,774

            Income taxes payable                                     22,667                   54,456
                                                                 ----------                ---------
               Net cash provided by operating activities             81,966                  148,818

Cash flows from investing activities:
   Additions to property, plant and equipment                      (133,148)                (497,352)
   Cash paid for acquisition                                       (750,000)                       -
   Other, net                                                       (52,914)                   2,058
                                                                 ----------                ---------
               Net cash used in investing activities               (936,062)                (495,294)

Cash flows from financing activities:
   Net borrowings under short-term line of credit                   205,360                  362,419
   Proceeds from long-term debt                                     450,000                        -
   Payments on long-term debt                                      (584,914)                 (33,486)
   Proceeds from sale/leaseback transaction                         802,400                        -
                                                                 ----------                ---------
               Net cash provided by financing activities            872,846                  328,933

Increase (decrease) in cash and cash equivalents                     18,750                  (17,543)

Cash and cash equivalents:
   Beginning of period                                               35,039                  291,990
                                                                 ----------                ---------
   End of period                                                 $   53,789                $ 274,447
                                                                 ----------                ---------
                                                                 ----------                ---------

            The accompanying notes are an integral part of these statements.

                           R-B RUBBER PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The financial information included herein for the quarterly periods ended March 31, 1999 and 1998 and the financial information as of March 31, 1999 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1998 Annual Report to Shareholders on Form 10-KSB. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  INVENTORIES

Inventories are stated at the lower of average cost, which approximates the first-in, first-out method, or market (net realizable value), and include materials, labor and manufacturing overhead. Unsalable or unusable items are carried at scrap value and reprocessed.

                               MARCH 31, 1999       DECEMBER 31, 1998
                             -----------------      -----------------
Raw materials                     $ 97,907                $108,416
Finished goods                     647,422                 636,521
Other                               31,468                  55,065
                                  --------                --------
                                  $776,797                $800,002
                                  --------                --------
                                  --------                --------

NOTE 3.  EARNINGS PER SHARE

Following is a reconciliation of basic earnings per share ("EPS") and diluted
EPS:


THREE MONTHS ENDED MARCH 31,            1999                                 1998
------------------------------------    ---------------------------------    ------------------------------------
                                                                   Per                                    Per
                                                                  Share                                  Share
BASIC EPS                                 Income      Shares      Amount        Income       Shares      Amount
---------                               ---------------------------------    ------------------------------------
Income available to Common
  Shareholders                            $77,755    2,239,167    $0.03       $132,876      2,172,500     $0.06
                                                                  -----                                   -----
                                                                  -----                                   -----
DILUTED EPS
Effect of dilutive stock options                -       21,118                       -         46,929
                                        -----------------------              -------------------------
Income available to Common
  Shareholders                            $77,755    2,260,285    $0.03       $132,876      2,219,429     $0.06
                                                                  -----                                   -----
                                                                  -----                                   -----

NOTE 4.  SEGMENT REPORTING

The Company has determined that it currently operates in three segments, matting products, molded products and tire recovery and processing at RB Recycling, Inc. ("RB Recycling"). RB Recycling had intercompany sales of $62,654; the other segments did not have any intercompany sales. The Company operated in only one segment in the first quarter of 1998, matting products, and therefore detail information regarding the segments is only shown for the first quarter of 1999 as follows:


QUARTER ENDED MARCH 31, 1999               MATTING            MOLDED          RB RECYCLING            TOTAL
-----------------------------------    --------------     --------------    ---------------    ----------------
Revenues                                   $2,206,358            $96,499           $170,075          $2,472,932
Depreciation and amortization                 157,388             23,365             25,141             205,894
Income (loss) before taxes                    176,218            (42,317)            (6,296)            127,605

MARCH 31, 1999
-----------------------------------
Total assets                               $6,460,134           $456,574           $893,096          $7,809,804

NOTE 5.  ACQUISITION

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

NOTE 6.  SUBSEQUENT EVENT

On April 9, 1999 the Company announced an agreement that provides for a tender offer to be made by Dash Multi-Corp, Inc. ("Dash"), a private company. Through its tender offer, Dash intends to purchase a minimum of 1,567,417 shares (approximately 70 percent) of the Company's Common Stock for $3.00 per share. The Company's three largest shareholders, who are officers and/or directors of the Company, have agreed to tender a total of 935,540 shares to Dash pursuant to its offer. Conditions of the offer require the Company to remain a public company listed on the Nasdaq Small-Cap Market. The offer commenced April 14, 1999 and terminates May 12, 1999, unless extended by Dash in its discretion. Dash is the Company's primary supplier of bonding materials used in its mat-making process.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB, including Management's Discussion and Analysis or Plan of Operation, contains forward-looking statements that involve a number of risks and uncertainties. Future market conditions are subject to supply and demand conditions and decisions of other market participants over which the Company has no control and which are inherently very difficult to predict. Accordingly, there can be no assurance that the Company's revenues or gross margins will improve. In addition, there are other factors that could cause actual results to differ materially, including competitive pressures, increased demand for the Company's raw materials, unanticipated difficulties in integrating acquired technologies or businesses and the risk factors listed from time to time in the Company's Securities and Exchange Commission reports, including, but not limited to, the report of Form 10-KSB for the year ended December 31, 1998. The Company wishes to caution the reader that these forward looking statements, such as the statements concerning new product introductions and future tire chip processing capabilities, are only predictions and are not statements of historical fact.

RESULTS OF OPERATIONS

Net sales increased 28.4 percent to $2.5 million for the first quarter of 1999 from $1.9 million for the first quarter of 1998. The increase was primarily attributable to the Company's continued expansion into fitness and agribusiness markets as well as added sales from its molded products division and its new tire recovery and processing operations at RB Recycling, Inc.

Gross profit decreased to $734,000 (29.7 percent of net sales) for the first quarter of 1999 from $760,000 (39.5 percent of net sales) for the first quarter of 1998. The decrease in the gross margin as a percent of sales is primarily a result of higher maintenance, lease and depreciation expenses and a negative margin related to the operation of the molded products division. During 1998, the Company continued to add processing and production equipment in order to more efficiently process raw materials and rubber mat products. Financing of the additional equipment was obtained through sale/leaseback transactions utilizing State of Oregon Business Energy Tax Credits. As a result, lease expense and depreciation expense increased during the first quarter 1999 compared with the first quarter of 1998. Maintenance expense has increased due to the increased maintenance demands of additional equipment. The negative margin for the molded products division was a result of lower than expected sales volume during the first quarter of 1999. The Company continues to evaluate and research new molded products and markets for these products. The cost of the Company's raw materials, which include tire chips, buffings and granulated rubber, slightly improved gross profit as a percent of sales during the first quarter of 1999. Historically, the Company purchased its lowest cost raw material (tire chips) from Waste Recovery, Inc.'s (WRI's) Portland plant. On January 29, 1999, the Company purchased WRI's Portland plant and it is currently operated as a subsidiary of the Company called RB Recycling, Inc. As a result, the Company increased its supply of low cost tire chips from 24.1 percent of total raw material in the first quarter of 1998 to 43.7 percent in the first quarter of 1999. The Company continues to make processing improvements at its tire recovery and processing plant in Portland and at its processing and mat manufacturing facility in McMinnville in order to allow the Company to produce and process more low cost tire chips.

Selling expenses decreased 4.5 percent to $220,000 for the first quarter of 1999 (8.9 percent of net sales) compared to $230,000 (11.9 percent of net sales) for the first quarter of 1998. The decrease as a percentage of sales is primarily a result of increased market penetration and sales while maintaining a similar level of marketing and sales expenses.

General and administrative expenses increased 17.6 percent to $379,000 (15.3 percent of net sales) for the first quarter of 1999 from $322,000 (16.7 percent of net sales) for the first quarter of 1998, primarily as a result of legal and consulting expenses related to the tender offer by Dash and increased research and development spending. However, general and administrative expenses did decrease as a percentage of sales.

Income tax expense, totaling $50,000 for the first quarter of 1999, was recorded at an estimated effective rate of approximately 39.1 percent, compared to $67,000 in the first quarter of 1998 at an effective rate of approximately 33.6 percent.

Net income decreased to $78,000 (3.1 percent of net sales) for the first quarter of 1999 from $133,000 (6.9 percent of net sales) for the first quarter of 1998, primarily as a result of decreased gross margin as a percent of net sales, partially offset by decreased operating expenses as a percent of net sales.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999 working capital was $740,000, including $54,000 of cash and cash equivalents and $1.1 million of accounts receivable. In the first quarter of 1999, working capital increased by $63,000 and the current ratio was unchanged at 1.55:1 at March 31, 1999 and December 31, 1998.

Cash and cash equivalents increased $19,000 to $54,000 at March 31, 1999. This increase is primarily a result of $82,000 provided by operations, $70,000 provided by net short-term and long-term borrowings and $802,000 in proceeds from a sale/leaseback transaction, offset by $750,000 for the acquisition of certain assets related to a tire recovery and processing plant (RB Recycling, Inc.) in Portland, Oregon from Dallas, Texas based Waste Recovery, Inc. and $133,000 used for the purchase of equipment.

Accounts receivable increased $121,000 to $1.1 million at March 31, 1999 compared to $1.0 million at December 31, 1998, primarily as a result of increased sales. Days sales outstanding increased to 42 days at March 31, 1999 compared to 35 days at December 31, 1998.

Inventories decreased $23,000 to $777,000 at March 31, 1999 from $800,000 at December 31, 1998. Inventory turned approximately 9 times during the first quarter of 1999 on an annualized basis compared to 8 times during 1998.

Accounts payable decreased $178,000 to $495,000 at March 31, 1999 from $673,000 at December 31, 1998 primarily as a result of the payment of items related to the Company's building expansion and the timing of payments made.

Capital expenditures of $133,000 during the first quarter of 1999 primarily resulted from the addition of equipment to further automate production and handling of matting products and improvements to the Company's rubber processing facility to help increase crumb rubber production.

At March 31, 1999, the Company had a $1,000,000 operating line of credit, which bore interest at prime, 7.75 percent at March 31, 1999. The Company had $467,000 outstanding under this line of credit at March 31, 1999.

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

At March 31, 1999, the Company was in compliance with all of its covenants.

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

The Company's contingency plan consists primarily of building inventory and ensuring that customers' orders are filled to minimize backlog at December 31, 1999.

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for all derivative instruments. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company does not currently have any derivative instruments and, accordingly, the Company does not expect the adoption of SFAS 133 to have an impact on its financial position or results of operations.


                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as a part of this report are listed below and this list is intended to constitute the exhibit index.

Exhibit No.

     27  Financial Data Schedule

(b)  Reports on Form 8-K

The Company filed one Report on Form 8-K under Item 2, Acquisition or Disposition of Assets, and Item 7, Financial Statements and Exhibits, on February 10, 1999 related to an acquisition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 1999                  R-B RUBBER PRODUCTS, INC.


                                    By: /s/ RONALD L. BOGH
                                        ---------------------------------
                                    Ronald L. Bogh
                                    Chairman of the Board, President
                                    and Chief Executive Officer
                                    (Principal Executive Officer)


                                    By: /s/ MICHAEL J. HIGHLAND
                                        ---------------------------------
                                    Michael J. Highland
                                    Controller
                                    (Principal Financial and Accounting Officer)