Form 10QSB
period 1999-06-30
R B RUBBER PRODUCTS INC
filed 1999-08-13
CIK 942615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
/x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 1999
OR
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE EXCHANGE ACT
For the transition period from              to

Commission file number 0-25974

R-B RUBBER PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Oregon	93-0967413
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

904 E. 10th Avenue, McMinnville, Oregon	97128
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: 503-472-4691

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Without Par Value	2,239,167
(Class)	(Outstanding at August 11, 1999)

Transitional Small Business Disclosure Format (check one): Yes           No   X

R-B RUBBER PRODUCTS, INC.
FORM 10-QSB
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
R-B Rubber Products, Inc.

We have made a review of the consolidated balance sheets of R-B Rubber Products, Inc. as of June 30, 1999 and December 31, 1998, the related consolidated statements of operations for the three and six month periods ended June 30, 1999 and 1998, and the related consolidated statements of cash flows for the six month periods ended June 30, 1999 and 1998, in accordance with standards established by the American Institute of Certified Public Accountants.

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

Morrison & Liebswager, P.C.

King City, Oregon
August 3, 1999

R-B RUBBER PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 1999	December 31, 1998
ASSETS
Current assets:
Cash and cash equivalents	$82,645	$35,039
Accounts receivable, net of allowance of $44,355 and $26,301	1,265,345	1,025,036
Inventories, net	673,481	800,002
Prepaid expenses and other	106,238	51,906

Total current assets	2,127,709	1,911,983
Property, plant and equipment, net of accumulated depreciation of $2,341,538 and $2,245,917	5,009,232	5,313,031
Other assets	565,763	481,534

Total assets	$7,702,704	$7,706,548

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$204,890	$235,113
Short-term debt	223,484	261,478
Accounts payable	405,056	672,663
Accrued expenses	204,613	57,996
Income taxes payable	96,098	7,035

Total current liabilities	1,134,141	1,234,285
Long-term debt, net of current portion	1,413,216	1,573,456
Deferred income taxes	176,633	133,678

Total liabilities	2,723,990	2,941,419

Commitments and contingencies
Shareholders' equity:
Common stock, no par value, 20,000,000 shares authorized; 2,239,167 shares issued and outstanding	4,014,110	4,014,110
Additional paid-in capital	282,849	282,849
Retained earnings	681,755	468,170

Total shareholders' equity	4,978,714	4,765,129

Total liabilities and shareholders' equity	$7,702,704	$7,706,548

The accompanying notes are an integral part of these statements.

R-B RUBBER PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	1999	1998	1999	1998
Sales, net	$2,922,283	$1,965,859	$5,395,215	$3,891,559
Cost of sales	1,957,024	1,602,309	3,695,769	2,767,760

Gross profit	965,259	363,550	1,699,446	1,123,799
Operating expenses:
Selling	211,735	200,673	431,343	430,579
General and administrative	372,527	370,986	751,543	693,317

	584,262	571,659	1,182,886	1,123,896

Operating income (loss)	380,997	(208,109)	516,560	(97)
Other income (expense):
Interest income	147	2,197	298	4,918
Interest expense	(40,850)	(28,063)	(81,557)	(52,281)
Gain (loss) on sale of equipment	(118,186)	13,100	(121,933)	13,100
Other income (expense), net	1,596	(5,494)	37,941	8,016

	(157,293)	(18,260)	(165,251)	(26,247)

Income (loss) before income taxes	223,704	(226,369)	351,309	(26,344)
Income tax (expense) benefit	(87,874)	76,099	(137,724)	8,957

Net income (loss)	$135,830	$(150,270)	$213,585	$(17,387)

Basic net income (loss) per share	$0.06	$(0.07)	$0.10	$(0.01)

Shares used in basic per share calculations	2,239,167	2,238,434	2,239,167	2,205,649

Diluted net income (loss) per share	$0.06	$(0.07)	$0.09	$(0.01)

Shares used in diluted per share calculations	2,268,127	2,238,434	2,264,274	2,205,649

The accompanying notes are an integral part of these statements.

R-B RUBBER PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	1999	1998
Cash flows from operating activities:
Net income (loss)	$213,585	$(17,387)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	434,676	257,865
Loss (gain) on sale of equipment	121,933	(13,100)
Deferred income taxes	42,955	11,822
Changes in current assets and liabilites:
Accounts receivable, net	(240,309)	122,462
Inventories, net	126,521	(264,064)
Prepaid expenses and other	(81,157)	(45,747)
Income taxes receivable	—	(20,779)
Accounts payable	(267,607)	205,875
Accrued expenses	146,617	13,279
Income taxes payable	89,063	(19,180)

Net cash provided by operating activities	586,277	231,046
Cash flows from investing activities:
Additions to property, plant and equipment	(312,181)	(571,479)
Cash paid for acquisitions	(750,000)	(600,000)
Proceeds from sale of equipment	—	13,100
Other, net	(50,433)	(14,746)

Net cash used in investing activities	(1,112,614)	(1,173,125)
Cash flows from financing activities:
Net proceeds (payments) under short-term line of credit	(37,994)	296,532
Proceeds from long-term debt	450,000	600,000
Payments on long-term debt	(640,463)	(82,521)
Proceeds from sale/leaseback transaction	802,400	—

Net cash provided by financing activities	573,943	814,011
Increase (decrease) in cash and cash equivalents	47,606	(128,068)
Cash and cash equivalents:
Beginning of period	35,039	291,990

End of period	$82,645	$163,922

Non-cash investing activity:
Common Stock issued for acquisition	$—	$216,668

The accompanying notes are an integral part of these statements.

R-B RUBBER PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation
The financial information included herein for the three and six month periods ended June 30, 1999 and 1998 and the financial information as of June 30, 1999 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1998 Annual Report to Shareholders on Form 10-KSB. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 1999.

Note 2. Inventories
Inventories are stated at the lower of average cost, which approximates the first-in, first-out method, or market (net realizable value), and include materials, labor and manufacturing overhead. Unsalable or unusable items are carried at scrap value and reprocessed.

	June 30, 1999	December 31, 1998
Raw materials	$104,501	$108,416
Finished goods	538,163	636,521
Other	30,817	55,065

	$673,481	$800,002

Note 3. Earnings Per Share
Following is a reconciliation of basic earnings per share ("EPS") and diluted EPS:

Three Months Ended June 30,	1999			1998
Basic EPS	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount

Income (loss) available to common shareholders	$135,830	2,239,167	$0.06	$(150,270)	2,238,434	$(0.07)

Diluted EPS
Effect of dilutive stock options	—	28,960		—	—

Income (loss) available to common shareholders	$135,830	2,268,127	$0.06	$(150,270)	2,238,434	$(0.07)

Six Months Ended June 30,	1999			1998
Basic EPS	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount

Income (loss) available to common shareholders	$213,585	2,239,167	$0.10	$(17,387)	2,205,649	$(0.01)

Diluted EPS
Effect of dilutive stock options	—	25,107		—	—

Income (loss) available to common shareholders	$213,585	2,264,274	$0.09	$(17,387)	2,205,649	$(0.01)

For the three and six month periods ended June 30, 1999 and 1998, there were 67,000 and 204,500 shares, respectively, of the Company's Common Stock subject to outstanding stock options that were not included in the EPS calculations since they would be antidilutive.

Note 4. Segment Reporting
The Company has determined that it currently operates in three segments, matting products, molded products and tire recovery and processing at RB Recycling, Inc. ("RB Recycling"). RB Recycling reported intercompany sales of $99,649 and $162,303 for the three and six month periods ended June 30, 1999; the other segments did not have any intercompany sales. The Company operated in only two segments in the first half of 1998, matting products and molded products:

Quarter ended June 30, 1999	Matting	Molded	RB Recycling	Total
Revenues	$2,535,108	$118,069	$269,106	$2,922,283
Depreciation and amortization	178,345	12,660	37,777	228,782
Income (loss) before taxes	280,949	(17,039)	(40,206)	223,704
Quarter Ended June 30, 1998
Revenues	$1,846,352	$119,507	—	$1,965,859
Depreciation and amortization	130,680	—	—	130,680
Income (loss) before taxes	(48,333)	(178,036)	—	(226,369)
Six Months Ended June 30, 1999
Revenues	$4,741,466	$214,568	$439,181	$5,395,215
Depreciation and amortization	335,733	36,025	62,918	434,676
Income (loss) before taxes	457,167	(59,356)	(46,502)	351,309
Six Months Ended June 30, 1998
Revenues	$3,772,052	$119,507	—	$3,891,559
Depreciation and amortization	257,865	—	—	257,865
Income (loss) before taxes	151,692	(178,036)	—	(26,344)
June 30, 1999
Total assets	$6,150,563	$653,433	$898,708	$7,702,704

Note 5. Acquisition
On January 29, 1999, the Company, through its newly created, 100 percent owned subsidiary RB Recycling, Inc., purchased certain assets related to a tire recovery and processing plant in Portland, Oregon from Dallas, Texas based Waste Recovery, Inc. ("WRI"). The total purchase price was $750,000, consisting of $450,000 in cash, which was financed from the proceeds of a five-year note with a commercial bank, $160,000 in cash from the Company's existing operating line of credit and $140,000 in cash from existing cash balances. The acquisition was accounted for as a purchase. Pro forma results of operations are not presented as they are not materially different from actual results.

Note 6. Sale of Stock
On April 9, 1999 the Company announced an agreement that provided for a tender offer to be made by Dash Multi-Corp, Inc. ("Dash"), a private company located in St. Louis, Missouri. Through its tender offer, Dash purchased 1,567,462 shares (70 percent) of the Company's outstanding Common Stock for $3.00 per share on June 3, 1999. The Company's three largest shareholders, who were officers and/or directors prior to the tender offer of the Company's Common Stock, tendered a total of 935,540 shares to Dash pursuant to its offer. Dash is the Company's primary supplier of bonding materials used in its mat-making process.

Item 2. Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements
This Quarterly Report on Form 10-QSB, including Management's Discussion and Analysis or Plan of Operation, contains forward-looking statements that involve a number of risks and uncertainties. Future market conditions are subject to supply and demand conditions and decisions of other market participants over which the Company has no control and which are inherently very difficult to predict. Accordingly, there can be no assurance that the Company's revenues or gross margins will improve. In addition, there are other factors that could cause actual results to differ materially, including competitive pressures, increased demand for the Company's raw materials, unanticipated difficulties in integrating acquired technologies or businesses and the risk factors listed from time to time in the Company's Securities and Exchange Commission reports, including, but not limited to, the report on Form 10-KSB for the year ended December 31, 1998. The Company cautions the reader that these forward looking statements, such as the statements concerning new product introductions and future tire chip processing capabilities, are only predictions and are not statements of historical fact.

Results of Operations
Net sales increased 48.7 percent to $2.9 million for the second quarter of 1999 from $2.0 million for the second quarter of 1998 and increased 38.6 percent to $5.4 million for the first half of 1999 compared to $3.9 million for the first half of 1998. These increases were primarily attributable to the Company's continued expansion into fitness and agribusiness markets as well as added sales from its molded products division and its new tire recovery and processing operations at RB Recycling, Inc.

Gross profit increased to $965,000 and $1.7 million, respectively (33.0 percent and 31.5 percent of net sales, respectively) for the three month and six month periods ended June 30, 1999 from $364,000 and $1.1 million, respectively (18.5 percent and 28.9 percent of net sales, respectively) for the comparable periods of 1998. Improved utilization of lower cost raw materials was the primary factor that increased gross profit as a percent of sales during the first half of 1999. The Company's raw materials include tire chips, buffings and granulated rubber. Historically, the Company purchased its lowest cost raw material (tire chips) from Waste Recovery, Inc.'s (WRI's) Portland Plant. On January 29, 1999, the Company purchased WRI's Portland plant and it is currently operated as a subsidiary of the Company under the name of "RB Recycling, Inc." With the purchase of WRI's Portland plant, combined with certain improvements made to the Company's processing plant in McMinnville, the Company has been able to increase its supply of tire chips and improve its overall tire chip processing capacity. As a result, the Company increased its supply of low cost tire chips from 18 percent of total raw materials in the first half of 1998 to 45 percent in the first half of 1999. The Company continues to make processing improvements at its tire recovery and processing plant in Portland and at its tire chip processing and mat manufacturing facility in McMinnville in order to allow the Company to produce and process more tire chips. The increase in sales during the second quarter of 1999 also contributed to the increase in gross margin by spreading fixed costs over a higher volume of mats sold. Finally, during the second quarter of 1998, the Company recorded a negative margin in its molded products division caused by several one-time costs associated with bringing the molded products division production processes and quality of product up to Company standards.

Selling expenses remained relatively stable at $212,000 and $431,000, respectively (7.2 percent and 8.0 percent of net sales, respectively) for the three month and six month periods ended June 30, 1999 compared to $201,000 and $431,000, respectively (10.2 percent and 11.1 percent of net sales, respectively) for the comparable periods of 1998. The decrease as a percentage of net sales is primarily a result of increased market penetration and sales while maintaining a similar level of marketing, advertising and sales expenses.

General and administrative expenses were $373,000 and $752,000, respectively (12.7 percent and 13.9 percent of net sales, respectively) for the three month and six month periods ended June 30, 1999 compared to $371,000 and $693,000, respectively (18.9 percent and 17.8 percent of net sales, respectively) for the comparable periods of 1998. The increase in the year to date amounts were primarily a result of legal and consulting expenses related to the tender offer by Dash and increased research and development spending. The second quarter of 1998 amounts included one-time costs related to the Iowa Mat acquisition. However, general and administrative expenses decreased as a percentage of sales as a result of increased sales volume.

During the second quarter 1999, the Company recorded a loss on disposal of equipment in the amount of $118,000 related to the removal and replacement of two old crumb rubber processing mills. These two mills were replaced with a new and more efficient processing mill. Because of the increased capacity and efficiency of a new mill the Company replaced the two old processing mills earlier than originally anticipated.

Income tax expense, totaling $138,000 for the first half of 1999, was recorded at an estimated effective rate of approximately 39.2 percent, compared to a benefit of $9,000 in the first half of 1998 at an effective rate of approximately 34.0 percent.

Net income was $136,000 and $214,000, respectively (4.6 percent and 4.0 percent, of net sales, respectively), for the three month and six month periods ended June 30, 1999 compared to net losses of $150,000 and $17,000, respectively, for the comparable periods of 1998, primarily as a result of increased sales and lower cost of sales and operating expenses as a percentage of net sales as discussed above.

Liquidity and Capital Resources
At June 30, 1999 working capital was $994,000, including $83,000 of cash and cash equivalents and $1.3 million in accounts receivable. In the first six months of 1999, working capital increased by $316,000 and the current ratio increased to 1.88:1 from 1.55:1 at December 31, 1998.

Cash and cash equivalents increased $48,000 to $83,000 at June 30, 1999. This increase was primarily a result of $586,000 provided by operations, $802,000 in proceeds from a sale/leaseback transaction, offset by $228,000 in net payments on short-term and long-term borrowings, $750,000 for the acquisition of certain assets related to a tire recovery and processing plant (RB Recycling, Inc.) in Portland, Oregon and $312,000 used for the purchase of equipment.

Accounts receivable increased $240,000 to $1.3 million at June 30, 1999 compared to $1.0 million at December 31, 1998, primarily as a result of increased sales. Days sales outstanding increased to 39 days at June 30, 1999 compared to 35 days at December 31, 1998.

Inventories decreased $127,000 to $673,000 at June 30, 1999 from $800,000 at December 31, 1998. Inventory turned approximately 11 times during the second quarter of 1999 on an annualized basis compared to 8 times during 1998.

Accounts payable and accrued expenses decreased $121,000 to $610,000 at June 30, 1999 from $731,000 at December 31, 1998, primarily as a result of the payment of items related to the Company's building expansion and timing of payments made.

Capital expenditures of $312,000 during the first half of 1999 primarily resulted from the addition of equipment to further automate production and handling of matting products and improvements to the Company's rubber processing facility to help increase crumb rubber production.

At June 30, 1999, the Company had a $1,000,000 operating line of credit, which bore interest at prime, 7.75 percent at June 30, 1999. The Company had $223,000 outstanding under this line of credit at June 30, 1999.

Under the terms of this line-of-credit agreement, the Company is required to maintain the following covenants:

    Minimum current ratio of 1.5:1.0, calculated at the end of each quarter
    Minimum tangible net worth $4,500,000, calculated at the end of each quarter
    Operating cash flow to total fixed charges (excluding capital expenditures) ratio of not less than 1.3 to 1.0, calculated at the end of each year for the preceding twelve month period

At June 30, 1999, the Company was in compliance with all of its covenants.

Year 2000
Internal Systems
The Company is in the process of analyzing and updating its internal systems, including its personal computer systems and phone systems. All personal computers and network hardware and software has been recently updated and/or replaced in order to be Year 2000 compliant. During the second quarter of 1999, the Company received an upgrade from its phone system vendor, which made the phone system Year 2000 compliant.

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

New Accounting Pronouncement
In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 137 establishes accounting and reporting standards for all derivative instruments. SFAS 137 is effective for fiscal years beginning after June 15, 2000. The Company does not currently have any derivative instruments and, accordingly, does not expect the adoption of SFAS 137 to have an impact on its financial position or results of operations.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)
The exhibits filed as a part of this report are listed below and this list is intended to constitute the exhibit index.

Exhibit No.
27	Financial Data Schedule
(b)
Reports on Form 8-K

The Company filed a report on Form 8-K dated April 8, 1999 and filed April 14, 1999 under Item 1. Changes in Control of Registrant regarding a tender offer by Dash Multi-Corp, Inc.

The Company filed a report on Form 8-K dated June 3, 1999 and filed June 17, 1999 under Item 1. Changes in Control of Registrant regarding the completion of a tender offer by Dash Multi-Corp, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 1999	R-B RUBBER PRODUCTS, INC.

By: /s/ RONALD L. BOGH Ronald L. Bogh President (Principal Executive Officer)

By: /s/ MICHAEL J. HIGHLAND Michael J. Highland Controller (Principal Financial and Accounting Officer)