Form 10QSB
period 1999-09-30
R B RUBBER PRODUCTS INC
filed 1999-11-15
CIK 942615

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                to

Commission file number 0-25974

R-B RUBBER PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-0967413 (I.R.S. Employer Identification No.)
904 E. 10th Avenue, McMinnville, Oregon	97128
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code:  503-472-4691

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock without par value	2,239,167
(Class)	(Outstanding at November 12, 1999)

    Transitional Small Business Disclosure Format (check one): Yes / /  No /x/

R-B RUBBER PRODUCTS, INC.

FORM 10-QSB

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

R-B RUBBER PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 1999	December 31, 1998
ASSETS
Current assets:
Cash and cash equivalents	$38,146	$35,039
Accounts receivable, net of allowance of $33,562 and $26,301	1,077,065	1,025,036
Inventories, net	880,564	800,002
Prepaid expenses and other	102,594	57,825

Total current assets	2,098,369	1,917,902
Property, plant and equipment, net of accumulated depreciation of $3,034,986 and $2,650,054	6,054,994	6,309,449
Other assets	539,211	481,534

Total assets	$8,692,574	$8,708,885

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$117,383	$235,113
Current portion of capital lease obligations	218,703	148,409
Short-term debt	—	261,478
Accounts payable	351,087	672,663
Accrued expenses	279,447	57,996
Income taxes payable	172,868	—

Total current liabilities	1,139,488	1,375,659
Long-term debt, net of current portion	1,262,465	1,573,456
Capital lease obligations, net of current portion	1,215,791	909,977
Deferred income taxes	108,902	133,678

Total liabilities	3,726,646	3,992,770

Commitments and contingencies
Shareholders' equity:
Common stock, no par value, 20,000,000 shares authorized; 2,239,167 shares issued and outstanding	4,014,110	4,014,110
Additional paid-in capital	282,849	282,849
Retained earnings	668,969	419,156

Total shareholders' equity	4,965,928	4,716,115

Total liabilities and shareholders' equity	$8,692,574	$8,708,885

The accompanying notes are an integral part of these statements.

R-B RUBBER PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	1999	1998	1999	1998
Sales, net	$2,433,338	$1,993,712	$7,828,553	$5,885,271
Cost of sales	1,533,438	1,439,557	5,177,674	4,173,172

Gross profit	899,900	554,155	2,650,879	1,712,099

Operating expenses:
Selling	232,508	216,318	663,851	646,897
General and administrative	361,031	300,978	1,112,574	994,295
Loss on disposal of equipment	—	—	121,933	—
Loss on impairment of long-term assets	136,120	—	136,120	—

	729,659	517,296	2,034,478	1,641,192

Operating income	170,241	36,859	616,401	70,907
Other income (expense):
Interest income	213	851	511	5,769
Interest expense	(68,766)	(82,545)	(224,813)	(185,786)
Gain on sale of equipment	2,200	—	2,200	13,100
Other income, net	2,538	9,972	15,231	17,988

	(63,815)	(71,722)	(206,871)	(148,929)

Income (loss) before income taxes	106,426	(34,863)	409,530	(78,022)
Income tax benefit (expense)	(40,891)	(367)	(159,717)	14,231

Net income (loss)	$65,535	$(35,230)	$249,813	$(63,791)

Basic net income (loss) per share	$0.03	$(0.02)	$0.11	$(0.03)

Shares used in basic per share calculations	2,239,167	2,239,167	2,239,167	2,216,863

Diluted net income (loss) per share	$0.03	$(0.02)	$0.11	$(0.03)

Shares used in diluted per share calculations	2,251,302	2,239,167	2,260,353	2,216,863

The accompanying notes are an integral part of these statements.

R-B RUBBER PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	1999	1998

Cash flows from operating activities:
Net income (loss)	$249,813	$(63,791)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	834,588	503,872
Loss (gain) on disposal/sale of equipment	119,733	(13,100)
Loss on impairment of long-term assets	136,120	—
Deferred income taxes	(24,776)	42,855
Changes in current assets and liabilities:
Accounts receivable, net	(52,029)	102,597
Inventories, net	(80,562)	(210,743)
Prepaid expenses and other	(89,315)	(89,542)
Accounts payable	(321,576)	421,787
Accrued expenses	221,451	15,070
Income taxes payable/receivable	172,868	(45,513)

Net cash provided by operating activities	1,166,315	663,492

Cash flows from investing activities:
Additions to property, plant and equipment	(371,160)	(1,661,777)
Cash paid for acquisition	(750,000)	(600,000)
Proceeds from sale of equipment	—	13,100
Other, net	(34,045)	(24,287)

Net cash used in investing activities	(1,155,205)	(2,272,964)

Cash flows from financing activities:
Net, proceeds (payments) under short-term line of credit	(261,478)	336,230
Proceeds from long-term debt	450,000	1,622,498
Payments on long-term debt	(878,721)	(641,146)
Proceeds from sale/leaseback transaction	827,648	247,118
Payment on capital lease obligations	(145,452)	(89,171)

Net cash provided by (used in) financing activities	(8,003)	1,475,529

Increase (decrease) in cash and cash equivalents	3,107	(133,943)
Cash and cash equivalents:
Beginning of period	35,039	291,990

End of period	$38,146	$158,047

Non-cash investing activity:
Common Stock issued in connection with acquisition	$—	$216,668

The accompanying notes are an integral part of these statements.

R-B RUBBER PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

    The financial information included herein for the three and nine month periods ended September 30, 1999 and 1998 and the financial information as of September 30, 1999 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-KSB. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 1999.

Note 2. Inventories

    Inventories are stated at lower of average cost, which approximates the first-in, first-out method, or market (net realizable value), and include materials, labor and manufacturing overhead. Unsalable or unusable items are carried at scrap value and reprocessed.

	September 30, 1999	December 31, 1998
Raw materials	$118,377	$108,416
Finished goods	738,313	636,521
Other	23,874	55,065

	$880,564	$800,002

Note 3. Capital Leases

    As a recycler of tires in the state of Oregon, many of the Company's capital purchases qualify for State of Oregon Business Energy Tax Credits. The Company sells the related equipment to various commercial banks and leases the equipment back, net of the related credits. In September 1999, the Company reclassified these leases from operating leases to capital leases. All prior period amounts have been restated to conform with the current period presentation. The reclassification resulted in the following changes to balance sheet items at September 30, 1999 and December 31, 1998, respectively.

	September 30, 1999	December 31, 1998
Property, plant and equipment, net	$1,313,836	$996,418
Capital lease obligations	1,434,494	1,058,386
Retained earnings	(84,815)	(49,014)

    Depreciation related to the capital leases was $61,701 and $178,894 for the three and nine months ended September 30, 1999 compared to rental expense that would have been recorded under operating leases of $88,680 and $257,406. Depreciation related to the capital leases was $40,911 and $114,252 for the three and nine months ended September 30, 1998 compared to rental expense that would have been recorded under operating leases of $59,316 and $166,828. Interest expense increased $37,464 and $111,954 for the three and nine months ended September 30, 1999 and $26,697 and $77,657 for the three and nine months ended September 1998 as a result of the reclassification.

Note 4. Line of Credit

    In September 1999, the Company amended its line of credit facility to extend the maturity date to August 1, 2000 from August 1, 1999. All other terms and provisions remain unchanged. At September 30, 1999 the Company had no balance outstanding under this credit facility.

Note 5. Earnings Per Share

    Following is a reconciliation of basic earnings per share ("EPS") and diluted EPS:

	Three Months Ended September 30,
	1999			1998
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income (loss) available to common shareholders	$65,535	2,239,167	$0.03	$(35,230)	2,239,167	$(0.02)

Diluted EPS
Effect of dilutive stock options	—	12,135		—	—

Income (loss) available to common shareholders	$65,535	2,251,302	$0.03	$(35,230)	2,239,167	$(0.02)

	Nine Months Ended September 30,
	1999			1998
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income (loss) available to common shareholders	$249,813	2,239,167	$0.11	$(63,791)	2,216,863	$(0.03)

Diluted EPS
Effect of dilutive stock options	—	21,186		—	—

Income (loss) available to common shareholders	$249,813	2,260,353	$0.11	$(63,791)	2,216,863	$(0.03)

    For the three and nine month periods ended September 30, 1999, there were 65,000 and 63,000 shares, respectively, of the Company's Common Stock subject to outstanding stock options that were not included in the EPS calculations since they would be antidilutive. For the three and nine month periods ended September 30, 1998, there were 204,500 shares of the Company's Common Stock subject to outstanding stock options that were not included in the EPS calculations since they would be antidilutive.

Note 6. Segment Reporting

    The Company has determined that it currently operates in three segments, matting products, molded products and tire recovery and processing at RB Recycling, Inc. ("RB Recycling"). RB Recycling had intercompany sales of $107,166 and $269,469 for the three and nine months ended September 30, 1999; the other segments did not have any intercompany sales. The Company operated in only two segments in the first nine months of 1998, matting products and molded products:

Quarter ended September 30, 1999	Matting	Molded	RB Recycling	Total
Revenues	$1,979,296	$168,455	$285,587	$2,433,338
Depreciation and amortization	220,545	24,371	37,803	282,719
Income (loss) before taxes	127,308	(7,270)	(13,612)	106,426

Quarter ended September 30, 1998
Revenues	$1,941,512	$52,200	—	$1,993,712
Depreciation and amortization	172,666	—	—	172,666
Income (loss) before taxes	51,835	(86,698)	—	(34,863)

Nine months ended September 30, 1999
Revenues	$6,720,762	$383,023	$724,768	$7,828,553
Depreciation and amortization	654,223	79,644	100,721	834,588
Income (loss) before taxes	544,976	(75,332)	(60,114)	409,530

Nine months ended September 30, 1998
Revenues	$5,713,564	$171,707	—	$5,885,271
Depreciation and amortization	503,872	—	—	503,872
Income (loss) before taxes	186,712	(264,734)	—	(78,022)

September 30, 1999
Total assets	$7,465,073	$1,124,442	$820,728	$9,410,243

September 30, 1998
Total assets	$8,178,385	$1,039,862	—	$9,218,247

Note 7. Acquisition

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

Note 8. Sale of Stock

    On April 9, 1999 the Company announced an agreement that provided for a tender offer to be made by Dash Multi-Corp, Inc. ("Dash"), a private company located in St. Louis, Missouri. Through its tender offer, Dash purchased 1,567,462 shares (70 percent) of the Company's outstanding Common Stock for $3.00 per share on June 3, 1999. The Company's three largest shareholders, who were officers and/or directors prior to the tender offer of the Company's Common Stock, tendered a total of 935,540 shares to Dash pursuant to its offer. MarChem Pacific, Inc., a subsidiary of Dash, is the Company's primary supplier of bonding materials used in its mat-making process. During the nine month period ended September 30, 1999, the Company paid a total of $630,500 to MarChem Pacific, Inc. for bonding materials.

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

Results of Operations

    Net sales increased 22.1 percent to $2.4 million for the third quarter of 1999 from $2.0 million for the third quarter of 1998 and increased 33.0 percent to $7.8 million for the first nine months of 1999 compared to $5.9 million for the first nine months of 1998. These increases were primarily attributable to the Company's continued expansion into fitness and agribusiness markets as well as added sales from its molded products division and its new tire recovery and processing operations at RB Recycling, Inc.

    Gross profit increased to $900,000 and $2.7 million, respectively (37.0 percent and 33.9 percent of net sales, respectively) for the three month and nine month periods ended September 30, 1999 from $554,000 and $1.7 million, respectively (27.8 percent and 29.1 percent of net sales, respectively) for the comparable periods of 1998. Improved utilization of lower cost raw materials was the primary factor that increased gross profit as a percent of sales during the first nine months of 1999. The Company's raw materials include tire chips, buffings and granulated rubber. Historically, the Company purchased its lowest cost raw material (tire chips) from Waste Recovery, Inc.'s (WRI's) Portland Plant. On January 29, 1999, the Company purchased WRI's Portland Plant and it is currently operated as a subsidiary of the Company under the name of "RB Recycling, Inc." With the purchase of WRI's Portland plant, combined with certain improvements made to the Company's processing plant in McMinnville, the Company has been able to increase its supply of tire chips and improve its overall tire chip processing capacity. As a result, the Company increased its supply of low cost tire chips from 20 percent of total raw materials in the first nine months of 1998 to 47 percent in the first nine months of 1999. The Company continues to make processing improvements at its tire recovery and processing plant in Portland and at its tire chip processing and mat manufacturing facility in McMinnville in order to allow the Company to produce and process more tire chips. The increase in sales during the first nine months of 1999 also contributed to the increase in gross margin by spreading fixed costs over a higher volume of mats sold. Finally, during the first nine months of 1998, the Company recorded a negative margin in its molded products division caused by several one-time costs associated with bringing the molded products division production processes and quality of product up to Company standards.

    Selling expenses remained relatively stable at $233,000 and $664,000, respectively (9.6 percent and 8.5 percent of net sales, respectively) for the three month and nine month periods ended September 30, 1999 compared to $216,000 and $647,000, respectively (10.9 percent and 10.9 percent of net sales, respectively) for the comparable periods of 1998. The decrease as a percentage of net sales is primarily a result of increased market penetration and sales while maintaining a similar level of marketing, advertising and sales expenses.

    General and administrative expenses were $361,000 and $1.1 million, respectively (14.8 percent and 14.2 percent of net sales, respectively) for the three month and nine month periods ended September 30, 1999 compared to $301,000 and $994,000, respectively (15.1 percent and 16.9 percent of net sales, respectively) for the comparable periods of 1998. The increase in the third quarter and year to date amounts were primarily a result of legal and consulting expenses related to the tender offer by Dash and the inclusion of general and administrative expenses from RB Recycling, Inc. in 1999. The 1998 year to date amounts included one-time costs related to the Iowa Mat acquisition. However, general and administrative expenses decreased as a percentage of sales as a result of increased sales volume.

    During the third quarter 1999, the Company reclassified certain leases from operating leases to capital leases. Property, plant and equipment and capital lease obligations increased, $1.3 million and $1.4 million, respectively at September 30, 1999 as a result of the reclassification. Retained earnings decreased $85,000 at September 30, 1999. All prior period amounts have been restated to reflect the reclassification.

    The Company recorded a loss on disposal of equipment during the second quarter of 1999 in the amount of $118,000 related to the removal and replacement of two old crumb rubber processing mills. These two mills were replaced with a new and more efficient processing mill. Because of the increased capacity and efficiency of a new mill, the Company replaced the two old processing mills earlier than originally anticipated. In addition, during the third quarter 1999, the Company recorded a $136,000 loss on impairment of long-term assets related to certain business opportunities the Company is no longer pursuing

    Income tax expense totaled $160,000 for the first nine months of 1999 compared with a benefit of $14,000 in the first nine months of 1998. The effective income tax rate of 39.0% differs from the federal statutory rate of 34.0% due to state income taxes

    Net income was $66,000 and $250,000 (2.7 percent and 3.2 percent, of net sales, respectively), for the three month and nine month periods ended September 30, 1999 compared to net losses of $35,000 and $64,000, respectively, for the comparable periods of 1998, primarily as a result of increased sales and lower cost of sales and operating expenses as a percentage of net sales as discussed above.

Liquidity and Capital Resources

    At September 30, 1999 working capital was $959,000, including $38,000 of cash and cash equivalents and $1.1 million in accounts receivable. In the first nine months of 1999, working capital increased by $417,000 and the current ratio increased to 1:84:1 from 1.39:1 at December 31, 1998.

    Cash and cash equivalents increased $3,000 to $38,000 at September 30, 1999. This increase was primarily a result of $1.2 million provided by operations and $828,000 in proceeds from a sale/leaseback transaction, offset by $690,000 in net payments on short-term and long-term borrowings, $750,000 for the acquisition of certain assets related to a tire recovery and processing plant (RB Recycling, Inc.) in Portland, Oregon and $371,000 used for the purchase of equipment.

    Accounts receivable increased $52,000 to $1.1 million at September 30, 1999 compared to $1.0 million at December 31, 1998, primarily as a result of increased sales. Days sales outstanding increased to 40 days at September 30, 1999 compared to 35 days at December 31, 1998.

    Inventories increased $81,000 to $881,000 at September 30, 1999 from $800,000 at December 31, 1998. Inventory turned approximately 8 times during the third quarter of 1999 on an annualized basis compared to 6 times during 1998.

    Accounts payable and accrued expenses decreased $100,000 to $631,000 at September 30, 1999 from $731,000 at December 31, 1998, primarily as a result of the payment of items related to the Company's building expansion in 1998 and timing of payments made.

    Capital expenditures of $371,000 during the first nine months of 1999 primarily resulted from the addition of equipment to further automate production and handling of matting products and improvements to the Company's rubber processing facility to help increase crumb rubber production.

    At September 30, 1999, the Company had a $1,000,000 operating line of credit, which bore interest at prime, 8.25 percent at September 30, 1999. The Company had no outstanding balance under this line of credit at September 30, 1999.

    Under the terms of this line-of-credit agreement, the Company is required to maintain the following covenants:

  1.
  Minimum current ratio of 1.5:1.0, calculated at the end of each quarter

  2.
  Minimum tangible net worth $4,500,000, calculated at the end of each quarter

  3.
  Operating cash flow to total fixed charges (excluding capital expenditures) ratio of not less than 1.3 to 1.0, calculated at the end of each year for the preceding twelve month period

At September 30, 1999, the Company was in compliance with all of its covenants.

Year 2000

Internal Systems

    The Company has analyzed and updated its internal systems, including its personal computer systems and phone systems. All personal computers and network hardware and software have been recently updated and/or replaced in order to be year 2000 compliant.

    Like all businesses, the Company will be at risk from external infrastructure failures that could arise from year 2000 failures. It is not clear that electrical power, telephone and external computer networks, for example, will be fully functional across the nation in the year 2000. Investigation and assessment of infrastructures, like the nation's power grid, is beyond the scope and resources of the Company. Investors should use their own awareness of the issues in the nation's infrastructure to make ongoing infrastructure risk assessments and their potential impact to a company's performance.

Manufacturing Equipment

    The Company has assessed its manufacturing equipment and has determined that it is Year 2000 compliant.

Third Parties

    The Company is completing its year 2000 supplier and customer audit program. It has contacted all of its critical suppliers and customers to inform them of the Company's year 2000 expectations and has requested compliance programs and/or year 2000 compliance assurance. The Company is currently evaluating responses received. The Company does not anticipate major year 2000 problems with its suppliers, as a majority of its rubber and bonding agent suppliers have represented to the Company that they are year 2000 compliant.

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

Risk

    The failure to identify and correct a material year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third-party suppliers, the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company's efforts to help ensure year 2000 preparedness have, and will continue to, significantly reduce the Company's level of uncertainty about the year 2000 problem. The Company believes that the possibility of significant interruptions of normal operations should be minimal, to the extent they are within the control of the Company.

    The Company's contingency plan consists primarily of building finished goods inventory and ensuring that customers' orders are filled to minimize backlog at December 31, 1999.

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

PART II—OTHER INFORMATION

Item 5. Other Information

    On August 23, 1999, based on a recommendation of the Audit Committee, the Company's Board of Directors approved the dismissal of the Company's independent public accountants, Morrison & Liebswager, P.C. Morrison & Liebswager, P.C. issued an unqualified audit opinion on each of the past two fiscal years' financial statements. There have not been any disagreements between the Company and Morrison & Liebswager, P.C. on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, nor have there been any reportable events as defined under Item 304(a)(1)(v).

    Also on August 23, 1999, the Company engaged the firm of Arthur Andersen LLP to be its independent public accountants. There have not been any consultations with Arthur Andersen LLP within the Company's last two fiscal years nor from the end of the last fiscal year to date that would be considered "opinion shopping" or which concerned any disagreement or reportable event with Morrison & Liebswager, P.C.

Item 6. Exhibits and Reports on Form 8-K

(a) The exhibits filed as a part of this report are listed below and this list is intended to constitute the exhibit index.

Exhibit No.
10	Amendment No. 1, dated September 1, 1999 to Line of Credit Agreement dated July 31, 1998.
27	Financial Data Schedule

(b) Reports on Form 8-K

    The Company filed a report on Form 8-K dated August 23, 1999 and filed August 25, 1999 under Item 4. Changes in Registrant's Certifying Accountants.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 1999	R-B RUBBER PRODUCTS, INC.
	By:	/s/ RONALD L. BOGH Ronald L. Bogh President
	By:	/s/ MICHAEL J. HIGHLAND Michael J. Highland Controller (Principal Financial and Accounting Officer)

QuickLinks

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation
PART II—OTHER INFORMATION
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

SIGNATURES