Form 10KSB
period 1999-12-31
R B RUBBER PRODUCTS INC
filed 2000-03-29
CIK 942615

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-KSB

/x/	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 0-25974

R-B RUBBER PRODUCTS, INC.
(Name of small business issuer in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-0967413 (I.R.S. Employer Identification No.)
904 E. 10th Avenue, McMinnville, Oregon (Address of principal executive offices)	97128 (Zip Code)

Issuer's telephone number, including area code: 503-472-4691

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:
 Common Stock, no par value
(Title of Class)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:Yes /x/ No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. / /

    Issuer's revenues for its most recent fiscal year were $10,763,757. The aggregate market value of voting stock held by non-affiliates of the registrant was $1,486,283 as of February 29, 2000, based upon the last sales price as reported on the Nasdaq System-Small Cap Market.

    The number of shares outstanding of the Registrant's Common Stock as of February 29, 2000 was 2,687,139 shares.

    Transitional Small Business Disclosure Format (check one): Yes / / No /x/

Documents Incorporated by Reference

    The Registrant has incorporated into Part III of this Form 10-KSB by reference portions of its Proxy Statement, dated April 3, 2000.

R-B RUBBER PRODUCTS, INC.
FORM 10-KSB INDEX

PART I

Item 1. Description of Business

Introduction

    R-B Rubber Products, Inc. (the "Company") was incorporated in Oregon in September 1986. The Company is a vertically integrated rubber recycler and manufacturer that processes discarded tires into high quality, durable rubber mats, protective surfaces and various other rubber products. The Company sells its products to agribusiness concerns, sports and fitness facilities and other commercial and industrial users.

    On January 29, 1999, RB Recycling, Inc., a 100 percent owned subsidiary of the Company, acquired certain assets related to a tire recovery and processing plant in Portland, Oregon from Dallas, Texas based Waste Recovery, Inc. (WRI). WRI's Portland plant has been a supplier of the Company's lowest cost raw material (tire chips) since 1996. RB Recycling, Inc. operates a tire collection and processing site in north Portland, which utilizes tire collection routes, tire shredding equipment and handling systems for the collection of tires and production of tire chips. During 1999, approximately, 62 percent of these tire chips were utilized by the Company to manufacture its products. The remaining tire chips were sold to outside customers as tire derived fuel and for various other rubber applications.

    In December 1999, the Company declared a 20% common stock split-up effected in the form of a dividend. All share and per share amounts in this Form 10-KSB have been retroactively adjusted to reflect this common stock split-up effected in the form of a dividend.

Products

    Applications for the Company's products generally fall into one of two primary markets, agribusiness or fitness. Within each of these, the Company manufactures and sells a variety of products designed to meet consumer requirements.

    Agribusiness.  Approximately 67 percent of the Company's 1999 sales were for rubber matting used in agricultural surfacing. These products include flooring for horse and livestock trailers, stalls and wash areas. Rubber matting has significant advantages over other flooring options, such as straw, dirt or wood, because of its improved comfort and safety for the animal and the reduction of cleaning time and bedding costs.

    Fitness and sports facilities.  Sales of rubber matting for sports and fitness applications accounted for approximately 13 percent of sales in 1999. These sales were primarily for weight room flooring in gyms, private clubs, military bases, colleges and high schools.

    Tire chip sales and disposal fee revenues.  The Company's tire collection facility in Portland, Oregon (RB Recycling, Inc.) receives tire disposal fees from customers for the collection of scrap tires. Disposal fee revenue represented approximately 7 percent of net sales in 1999. Sales of tire chips from RB Recycling, Inc. to outside customers for tire derived fuel and raw materials for other rubber applications accounted for approximately 2 percent of sales in 1999. The primary application for tire derived fuel is for furnace fuel in paper mills.

    Molded products.  Sales of products from the Company's molded products division accounted for approximately 4 percent of sales in 1999. Molded products include rubberized weight plates for athletic facilities, fall protection playground safety tiles and ballistic matting for shooting ranges and target facilities.

    The Company also markets various other flooring and matting products. Some of these products are manufactured by the Company and some are purchased from third party vendors. These products include truck bed liners, rubber edging, drain tiles, aerobic flooring and other thinner specialty mat products. These products accounted for approximately 7 percent of the Company's sales in 1999.

Product Distribution

    The Company sells its products through several channels including distributors, retailers, original equipment manufacturers ("OEMs") and directly to the end-user. This strategy enables the Company to obtain a diversified distribution of its products while at the same time maintaining direct contact with many of its end-users. In 1999, most sales were to distributors and retailers.

    Distributors and Retailers.  The majority of the Company's products were sold through independent distributor and retailer channels in 1999. These customers include major agricultural supply retailers, automotive tire and accessory retailers, as well as fitness equipment suppliers.

    Original Equipment Manufacturers.  In 1999, approximately 14 percent of the Company's revenues were from sales to OEMs. This is primarily from sales to horse trailer and farm implement manufacturers.

    End Users.  Individuals contact the Company (via an 800 number and the Company's website at www.rbrubber.com) in response to Company advertisements or referrals from other users. In most cases, these callers are referred to dealers in their local area. Because of this, only a relatively small portion of the Company's total sales have been at retail prices, directly to end users. The Company believes this distribution channel is important because of the direct feedback it receives from these customers and the referral value enjoyed by its dealers.

    The Company utilizes four strategically located public warehouses to facilitate product availability and lower the cost of freight to its customers. These warehouses, located in North Carolina, Missouri, Texas and Pennsylvania, enable the Company to transport by rail larger quantities of mats per shipment. The mats are then shipped in smaller quantities to the customers.

Competition

    The market for the Company's products is highly competitive. Some of the Company's competitors may be larger or have greater financial resources than the Company. The Company is one of the largest manufacturers of heavy rubber matting in North America. Its principal competition in the agribusiness market comes from Imperial Rubber located in Indiana; Humane located in Wisconsin; Royal Mat located in Ontario, Canada; North West Rubber located in British Columbia, Canada; Animat located in Quebec, Canada; and Kraiberg located in Germany.

    The Company's principal competition in the fitness market consists of Kraiberg located in Germany; Supermat located in Minnesota; and Dodge Regupol located in Pennsylvania. The Company has competitors in other product categories, most of which are identified above.

    The number of competitors within specific product categories in the rubber mat industry has increased in number with consolidation taking place in the industry. There is an increasing amount of rubber matting that is being imported from government subsidized Canadian manufacturers. The Company has increased sales by the addition of new products, new customers and increased sales to most existing customers.

    Competitive factors include quality of products, service (including product availability and timely delivery), price and reliability. The Company believes that it currently competes favorably with respect to these factors in most product categories. There can be no assurance, however, that competitors will not substantially increase their resources devoted to the development and marketing of products competitive with those of the Company or that government subsidy outside of the U.S. will continue to affect the import of finished products.

Raw Materials

    The Company's lowest cost raw material is tire chips. During 1998, all tire chips were purchased from WRI's Portland plant and represented approximately 23 percent of the Company's raw material supply. During 1999, as a result of acquiring the WRI Portland plant in 1999, the Company increased its tire chip utilization to approximately 47 percent of total raw materials. The RB Recycling facility charges a disposal fee for the collection of discarded tires. These tires are then processed into tire chips for utilization at the McMinnville plant or sold to outside customers for tire-derived fuel or other rubber applications. The ability to efficiently process tires into tire chips at RB Recycling, directly affects the cost of tire chips to supply the mat manufacturing facility in McMinnville.

    The Company also relies on tire grindings or "buffings" from tire recapping operations and granulated rubber from tire chip reprocessing operations to supply the remainder of its raw material requirements. Buffings and granulated rubber require less processing before being used for mat or molded product manufacturing, but are generally more costly. The Company's reliance on buffing and granulated rubber decreased from approximately 77 percent of total raw materials in 1998 to approximately 53 percent of total raw materials in 1999.

    The Company continually researches additional processing techniques that would allow it to process tire chips, buffings and granulated rubber more efficiently, helping to ensure an adequate supply of raw material in the future. However, there can be no assurance that the Company will be able to continue to increase its utilization and processing of lower cost tire chips or that the cost of tire chips, buffings and granulated rubber will not increase.

Significant Customers and Concentrations of Credit Risk

    Approximately 24 percent and 23 percent of the Company's net sales were to one customer during 1999 and 1998, respectively. The Company does not expect this customer to continue purchasing product at these levels in the future. To date the Company has been able to replace the lost volume from this customer with higher margin sales to other customers, however there can be no assurance that the Company will be able to continue to replace the lost volume with sales to other customers This customer represented 37 percent and 34 percent of the accounts receivable balance at December 31, 1999 and 1998, respectively. The balance outstanding at December 31, 1999 for this customer was collected in the first quarter of 2000. Approximately 9 percent of the Company's 1999 sales were derived from sales to ten major horse trailer manufacturers in the U.S.

Backlog

    The Company's customers generally order products for immediate delivery, and the Company generally is able to meet such demand. However, at December 31, 1999, due to constrained capacity, the Company had a backlog of approximately $211,000. This backlog turned during the first quarter of 2000. The stated backlog is not necessarily indicative of Company sales for any future period nor is a backlog any assurance that the Company will realize a profit from filling the orders. The backlog at December 31, 1998 was approximately $440,000.

Intellectual Property

    The Company has a portfolio of intellectual properties employed in its business including trademarks, tradenames, trade secrets and know-how. The Company is contemplating whether to implement a program of filing for patent protection on certain of its intellectual properties. Currently, the Company protects its proprietary and trade secret information and know-how by the use of confidentiality agreements and other security measures. There can be no assurance that these measures will provide adequate protection for its proprietary and trade secret information and know-how. The Company's business may be adversely affected by competitors that independently develop substantially equivalent products, equipment and processes. The Company uses the following trademarks and tradenames: RB Rubber Products®, Bounce Back®, Tenderfoot, Monster Mat, Arobitile, Shower Tile, and Pooch Mat. The Company is not aware of any conflicting uses of its material trademarks and tradenames. The Company does not maintain any intellectual property insurance coverage

Research and Development

    The Company expensed $105,403 and $150,051 on research and development activities during the years ended December 31, 1999 and 1998, respectively.

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

Employees

    At December 31, 1999, the Company had 85 employees. None of the Company's employees are covered by collective bargaining agreements, and the Company believes its relations with its employees are good.

Item 2. Description of Property

    The Company's corporate headquarters, mat and molded product manufacturing space are housed in the same facility, which is located in McMinnville, Oregon, approximately 35 miles west of Portland, Oregon. The facility consists of approximately 34,000 square feet of space on approximately four acres of land, all of which is owned by the Company. During 1998, the Company added approximately 10,000 square feet of manufacturing space to the existing facility to house the Company's new molded products division, including equipment purchased from Iowa Mat Company. At December 31, 1999, the Company had an outstanding note collateralized by this facility payable at 7.97 percent interest, payable $8,373 per month including interest, through August 15, 2008 at which time the remaining balance of $695,954 becomes due.

    The Company also operates RB Recycling, Inc., a tire collection and processing facility and 100 percent owned subsidiary of the Company located on approximately 2 acres of land in north Portland, Oregon. The property includes a modular office space, processing facility and maintenance shop. RB Recycling, Inc. leases the property under operating leases that expire in 2004.

Item 3. Legal Proceedings

    As of the date of filing of this Form 10-K, there were no material, pending legal proceedings to which the Company or its subsidiaries were a party. From time to time, the Company becomes involved in ordinary, routine or regulatory legal proceedings incidental to the business of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 1999.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

    The Company's Common Stock is quoted on the National Association of Securities Dealers Automated Quotation System-Small Cap Market ("Nasdaq-Small Cap") under the symbol "RBBR." The following table sets forth the high and low sales prices (adjusted for a 20% common stock split-up effected in the form of a dividend in December 1999) as reported by Nasdaq-Small Cap for the periods indicated.

Year Ended December 31, 1998	High	Low
Quarter 1	$3.23	$2.50
Quarter 2	3.33	1.98
Quarter 3	2.61	1.30
Quarter 4	1.98	0.93
Year Ended December 31, 1999
Quarter 1	$2.78	$0.87
Quarter 2	2.30	1.30
Quarter 3	1.56	1.13
Quarter 4	2.22	1.08

    The number of shareholders of record and approximate number of beneficial holders on March 21, 2000 was 127 and 635, respectively. There were no cash dividends declared or paid in fiscal years 1999 or 1998. The Company does not anticipate declaring such dividends in the foreseeable future.

    On April 9, 1999 the Company announced an agreement that provided for a tender offer to be made by Dash Multi-Corp, Inc. ("Dash"), a private company located in St. Louis, Missouri. Through its tender offer, Dash purchased 1,880,955 shares (70 percent) of the Company's outstanding Common Stock for $2.50 per share on June 3, 1999. The Company's three largest shareholders, who were officers and/or directors prior to the tender offer of the Company's Common Stock, tendered a total of 1,122,649 shares to Dash pursuant to its offer.

Item 6. Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

    This Annual Report on Form 10-KSB, including Management's Discussion and Analysis or Plan of Operation, contains forward-looking statements that involve a number of risks and uncertainties. Future market conditions are subject to supply and demand conditions and decisions of other market participants over which the Company has no control and which are inherently very difficult to predict. Furthermore, changes in governmental regulations in key technologies could have an adverse impact on the company. Accordingly, there can be no assurance that the Company's revenues or gross margins will improve or not deteriorate. In addition, there are other factors that could cause actual results to differ materially, including competitive pressures, increased demand for the Company's raw materials, unanticipated difficulties in integrating acquired technologies or businesses and the risk factors listed from time to time in the Company's Securities and Exchange Commission reports. The Company wishes to caution the reader that these forward looking statements, such as the statements concerning new product introductions and future tire chip processing capabilities, are only predictions and are not statements of historical fact.

Results of Operations

    The following table sets forth, as a percentage of sales, certain statement of operations data for the years ended December 31, 1999 and 1998:

	1999	1998
Sales, net	100%	100%
Cost of sales	65	70

Gross profit	35	30
Selling expenses	8	10
General and administrative expenses	14	15
Loss on disposal of equipment	1	—
Loss on impairment of long-term assets	1	5

Operating income (loss)	11	—
Other expense	(3)	(2)

Income (loss) before income taxes	8	(2)
Income tax (expense) benefit	(3)	1

Net income (loss)	5	(1)

    Sales.  Sales increased 25 percent to $10.8 million in 1999 from $8.6 million in 1998. The increase is primarily attributable to efforts by the Company to increase penetration and distribution in its primary markets, as well as added revenues from its RB Recycling facility.

    Gross Profit.  Gross profit increased to $3.8 million (35 percent of net sales) for 1999 from $2.6 million (30 percent of net sales) for 1998. Improved utilization of lower cost raw materials was the primary factor that increased gross profit as a percent of net sales during 1999. The Company's raw materials include tire chips, buffings and granulated rubber. Historically, the Company purchased its lowest cost raw material (tire chips) from Waste Recovery, Inc.'s (WRI's) Portland Plant. On January 29, 1999, the Company purchased WRI's Portland Plant and it is currently operated as a subsidiary of the Company under the name of RB Recycling, Inc. With the purchase of WRI's Portland plant, combined with certain improvements made to the Company's processing plant in McMinnville, the Company has been able to increase its supply of tire chips and improve its overall tire chip processing capacity. As a result, the Company increased its supply of low cost tire chips from 23 percent of total raw materials in 1998 to 47 percent in 1999. The Company continues to make processing improvements at its tire recovery and processing plant in Portland and at its tire chip processing and mat manufacturing facility in McMinnville in order to allow the Company to produce and process more tire chips. The increase in sales in 1999 also contributed to the increase in gross margin by spreading fixed costs over a higher volume of mats sold. Finally, during 1998, the Company recorded a negative margin from its molded products division caused by several one-time costs associated with bringing the molded products division production processes and quality of product up to Company standards.

    Selling Expenses.  Selling expenses decreased slightly to $870,000 (8 percent of net sales) in 1999 from $872,000 (10 percent of net sales) in 1998. The decrease in selling expenses as a percentage of net sales is primarily the result of level spending for product promotions, advertising and sales resources combined with increased sales from the Company's core business areas and additional revenues from the Company's RB Recycling facility.

    General and Administrative Expenses.  General and administrative expenses increased $194,000 to $1.5 million (14 percent of net sales) in 1999 compared to $1.3 million (15 percent of net sales) in 1998. The increase in general and administrative expenses is primarily the result of the inclusion of general and administrative expenses from RB Recycling, Inc. in 1999.

    Loss on Disposal of Equipment.  The Company recorded a loss on disposal of equipment during the second quarter of 1999 in the amount of $122,000 related to the removal and replacement of two old crumb rubber processing mills. These two mills were replaced with a new and more efficient processing mill. Because of the increased capacity and efficiency of a new mill, the Company replaced the two old processing mills earlier than originally anticipated.

    Impairment of Long-Term Assets.  During the third quarter of 1999, the Company recorded a $136,000 loss on impairment of certain assets no longer used in operations. During 1998, the Company realized an impairment loss of $396,000 based on an analysis of the present value of undiscounted expected future cash flows related to the Company's goodwill at December 31, 1998.

    Income Taxes.  The Company's effective tax rate in 1999 was 37.5 percent compared to a tax benefit of 39.8 percent in 1998. The difference between the 1999 effective tax rate and the federal statutory rate of 34 percent is primarily related to state income taxes.

    Net Income.  Net income was $579,000 in 1999 compared to a net loss of $105,000 in 1998, primarily as a result of the goodwill impairment loss recorded in 1998 combined with increased sales and lower cost of sales as a percentage of net sales in 1999 as discussed above.

    Inflation.  The Company believes that the impact of inflation on its results of operations for the years ended December 31, 1999 and 1998 was not material.

Liquidity and Capital Resources

    Since inception, the Company has financed its operations and capital expenditures through the private sale of equity securities, cash from operations, conventional bank financings and leasing arrangements. Cash and cash equivalents increased $1.5 million to $1.5 million at December 31, 1999 from $35,000 at December 31, 1998. This increase was primarily a result of $1.9 million provided by operations, $1.8 million in proceeds from sale/leaseback transactions, offset by $917,000 in net payments on short-term and long-term borrowings, $790,000 for the acquisition of the WRI plant (RB Recycling, Inc.) in January 1999 and $541,000 used for the purchase of equipment.

    Working capital at December 31, 1999 was $2.1 million, including $1.5 million of cash, $1.1 million of accounts receivable and $823,000 of inventory. The current ratios at December 31, 1999 and 1998 were 2.41:1 and 1.39:1, respectively. Working capital improvement in 1999 is directly related to positive cash flow results in 1999 as discussed above.

    Accounts receivable increased $55,000 to $1.1 million at December 31, 1999 compared to $1 million at December 31, 1998, primarily as a result of increased sales. Days sales outstanding decreased to 34 days at December 31, 1999 compared to 35 days at December 31, 1998.

    Inventories increased $56,000 to $823,000 at December 31, 1999 from $767,000 at December 31, 1998 due primarily to the building of finished goods inventory in order to help ensure adequate quantities are available to meet anticipated demand for the Company's molded products. Inventory turned approximately 9 times during 1999 compared to 8 times during 1998.

    Accounts payable and accrued expenses increased slightly to $746,000 at December 31, 1999 compared with $731,000 at December 31, 1998. Accounts payable and accrued expenses were high in 1998 as a result of plant expansion and inventory build-ups in December 1998. Accounts payable and accrued expenses did not decrease at December 31, 1999 as a result of the addition of RB Recycling, Inc. in January 1999.

    Capital expenditures of $541,000 during 1999 primarily resulted from the addition of equipment to further automate production and handling of matting and molded products and from improvements made to the Company's tire chip processing equipment to help increase crumb rubber production.

    On January 29, 1999, the Company, through a newly created, 100 percent owned subsidiary RB Recycling, Inc., purchased certain assets related to a tire recovery and processing plant in Portland, Oregon from Dallas, Texas based Waste Recovery, Inc. ("WRI"). The total purchase price was $785,367, consisting of $450,000 in cash, which was financed from the proceeds of a five-year note with a commercial bank, $195,367 in cash from the Company's existing operating line of credit and $140,000 in cash from existing cash balances. The acquisition was accounted for as a purchase.

    Notes payable, both current and long-term, decreased $719,000 to $1.4 million at December 31, 1999 compared to $2.1 million at December 31, 1998, as a result of paying off certain long-term debt used to finance the purchase of Iowa Mat Company assets in 1998.

    Capital lease obligations, both current and long-term, increased $324,000 to $1.4 million at December 31, 1999 compared to $1.1 million at December 31, 1998, as a result of a sale/leaseback transaction in 1999 to refinance the molded products division equipment and tire chip processing equipment purchased in 1998 and early 1999.

    At December 31, 1999, the Company had a $1,000,000 operating line of credit, which bore interest at prime, 8.50 percent at December 31, 1999. This line of credit expires August 1, 2000. The Company had no outstanding balance under this line of credit at December 31, 1999.

    Under the terms of this line-of-credit agreement, the Company is required to maintain certain financial covenants. At December 31, 1999, the Company was in compliance with all of its covenants.

    The Company believes its existing cash, cash generated from operations and available credit facilities will be sufficient to fund its operations for the next 12 months.

Year 2000

    The Company has not experienced any significant year 2000 problems with its products, information systems, suppliers or resellers. To help ensure a smooth transition into 2000, the Company built-up finished goods inventory levels to the extent possible and ensured that customer orders were filled to minimize backlog at December 31, 1999.

    The Company incurred nominal incremental costs related to year 2000 and does not expect to incur any additional cost related to year 2000 issues.

New Accounting Pronouncements

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

    Also on August 23, 1999, the Company engaged the firm of Arthur Andersen LLP to be its independent public accountants. There were not any consultations with Arthur Andersen LLP within the Company's last two fiscal years nor from the end of the last fiscal year to the date of engaging Arthur Andersen LLP that would be considered "opinion shopping" or which concerned any disagreement or reportable event with Morrison & Liebswager, P.C.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

    The information required by this item is included in the Company's definitive proxy statement for its 2000 annual meeting of shareholders and is incorporated herein by reference.

Item 10. Executive Compensation

    The information required by this item is included in the Company's definitive proxy statement for its 2000 annual meeting of shareholders and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

    The information required by this item is included in the Company's definitive proxy statement for its 2000 annual meeting of shareholders and is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

    The information required by this item is included in the Company's definitive proxy statement for its 2000 annual meeting of shareholders and is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K

Exhibits

    The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Reference is made to Exhibits 3.1 and 3.2 (1)
4.2	Form of Common Stock Certificate (1)
4.3	Form of Representative's Warrant (1)
10.1	R-B Rubber Products, Inc. 1995 Stock Option Plan (1)
10.2	Amendment No. 1 to R-B Rubber Products, Inc. 1995 Stock Option Plan (6)
10.3	Form of Stock Option Agreement (1)
10.4	$992,000 Business Loan Agreement by and between KeyBank National Association and R-B Rubber Products, Inc., dated August 3, 1998. (8)
10.5	Business Loan Agreement, dated January 19, 1999, by and between KeyBank National Association and R-B Rubber Products, Inc. (9)
10.6	$1,000,000 Line of Credit Agreement by and between KeyBank National Association and R-B Rubber Products, Inc. dated July 31, 1998. (8)

10.7	Amendment No. 1 dated September 1, 1999 to Line of Credit Agreement dated July 31, 1998. (11)
10.8	Funding Agreement, dated May 12, 1997, by and between Keycorp Leasing Ltd. And R-B Rubber Products, Inc. (5)
10.9	Master Equipment Lease, dated as of May 12, 1997 by and between KeyCorp Leasing Ltd. and R-B Rubber Products, Inc. (6)
10.10	Amendment No. 1 to Master Equipment Lease dated as of May 12, 1997 by and between KeyCorp Leasing Ltd. and R-B Rubber Products, Inc. (10)
10.11	Schedule, dated June 4, 1998, to Master Lease Agreement dated May 12, 1997, by and between U.S. Bancorp and R-B Rubber Products, Inc. (7)
10.12	Schedule, dated December 8, 1998, to Master Lease Agreement dated May 12, 1997, by and between U.S. Bancorp and R-B Rubber Products, Inc. (10)
10.13	Schedule, dated February 2, 1999, to Master Lease Agreement dated May 12, 1997, by and between U.S. Bancorp and R-B Rubber Products, Inc. (10)
10.14	Consent to Assignment and Agreement and Assignment of Purchase Agreement, dated May 12, 1997, by R-B Rubber Products, Inc. to Keycorp Leasing Ltd. (5)
10.15	Lease Agreement dated December 21, 1999 between Banc of America Leasing & Capital, LLC and RB Rubber Products, Inc. together with Schedules thereto.
10.16	Employment Agreement dated effective June 3, 1999 between R-B Rubber Products, Inc. and Ronald L. Bogh. (12)
10.17	Employment Agreement dated effective June 3, 1999 between R-B Rubber Products, Inc. and Paul M. Gilson. (12)
21	Subsidiaries of the Registrant (10)
23.1	Consent of Arthur Andersen LLP
23.2	Consent of Morrison and Liebswager
27	Financial Data Schedule

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

(8)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998, as filed with the Securities and Exchange Commission on November 12, 1998.

(9)
Incorporated by reference to Exhibits to the Registrant's Form 8-K dated January 29, 1999 and as filed with the Securities and Exchange Commission on February 10, 1999.

(10)
Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 24, 1999.

(11)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, as filed with the Securities and Exchange Commission on November 15, 1999.

(12)
Incorporated by reference to Exhibits to the Registrant's Solicitation/Recommendation Statement on Form 14D-9, as filed with the Securities and Exchange Commission on April 19, 1999.

Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2000
R-B RUBBER PRODUCTS, INC.
	BY:	/S/ RONALD L. BOGH Ronald L. Bogh President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities indicated on the March 16, 2000:

Signature	Title
/s/ RONALD L. BOGH Ronald L. Bogh	President
/s/ MICHAEL J. HIGHLAND Michael J. Highland	Controller (Principal Accounting and Financial Officer)
/s/ MARVIN S. WOOL Marvin S. Wool	Chairman of the Board
/s/ PAUL M. GILSON Paul M. Gilson	Director, Chief Operating Officer and Senior Vice President
/s/ GREGORY J. DIVIS Gregory J. Divis	Director, Vice President and Secretary
/s/ SANDON L. WOOL Sandon L. Wool	Director
/s/ LAWRENCE J. YOUNG Lawrence J. Young	Director
/s/ LELAND B. CURTIS Leland B. Curtis	Director

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of
R-B Rubber Products, Inc.
McMinnville, Oregon

    We have audited the accompanying consolidated balance sheet of R-B Rubber Products, Inc., and subsidiary as of December 31, 1999, and the related consolidated statement of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R-B Rubber Products, Inc. and subsidiary as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

Arthur Andersen LLP
February 4, 2000

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of
R-B Rubber Products, Inc.
McMinnville, Oregon

    We have audited the accompanying consolidated balance sheet of R-B Rubber Products, Inc., as of December 31, 1998 (as restated—see Note 2) and the related restated consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R-B Rubber Products, Inc. at December 31, 1998 and the results of its operations and its cash flows for the year ended December 31, 1998 in conformity with generally accepted accounting principles.

Morrison & Liebswager, P.C.
Certified Public Accountants
Dated: March 22, 1999

R-B RUBBER PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	1999	1998
ASSETS
Current assets:
Cash and cash equivalents	$1,523,656	$35,039
Accounts receivable, net of allowance of $39,389 and $26,301	1,079,556	1,025,036
Inventories, net	823,160	767,482
Prepaid expenses and other	158,596	90,345
Deferred tax asset	28,824	—

Total current assets	3,613,792	1,917,902
Property, plant and equipment, net of accumulated depreciation of $2,874,073 and $2,507,356	5,076,532	6,309,449
Other assets	513,575	481,534

Total assets	$9,203,899	$8,708,885

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$113,866	$235,113
Current portion of capital lease obligations	224,466	148,409
Short-term debt	—	261,478
Accounts payable	546,667	672,663
Accrued expenses	198,945	57,996
Income taxes payable	417,404	—

Total current liabilities	1,501,348	1,375,659
Long-term debt, net of current portion	1,236,861	1,573,456
Capital lease obligations, net of current portion	1,157,468	909,977
Deferred income taxes	13,550	133,678

Total liabilities	3,909,227	3,992,770

Commitments and contingencies
Shareholders' equity:
Common stock, no par value, 20,000,000 shares authorized; 2,687,139 shares issued and outstanding	4,296,959	4,296,959
Retained earnings	997,713	419,156

Total shareholders' equity	5,294,672	4,716,115

Total liabilities and shareholders' equity	$9,203,899	$8,708,885

The accompanying notes are an integral part of these statements.

R-B RUBBER PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	1999	1998
Sales, net	$10,763,757	$8,592,368
Cost of sales	6,956,188	5,988,314

Gross profit	3,807,569	2,604,054

Operating expenses:
Selling	869,925	871,883
General and administrative	1,482,532	1,288,459
Loss on disposal of equipment	121,933	—
Loss on impairment of long-term assets	136,120	396,050

	2,610,510	2,556,392

Operating income	1,197,059	47,662

Other income (expense):
Interest income	858	5,940
Interest expense	(291,098)	(254,908)
Gain (loss) on sale of equipment	735	(5,979)
Other income, net	18,296	33,238

	(271,209)	(221,709)

Income (loss) before income taxes	925,850	(174,047)
Income tax (expense) benefit	(347,293)	69,299

Net income (loss)	$578,557	$(104,748)

Basic net income (loss) per share	$0.22	$(0.04)

Shares used in basic net income (loss) per share	2,687,139	2,666,975

Diluted net income (loss) per share	$0.21	$(0.04)

Shares used in diluted net income (loss) per share	2,713,539	2,666,975

The accompanying notes are an integral part of these statements.

R-B RUBBER PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the two years in the period ended December 31, 1999

	Common Stock
			Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 1997 (as restated—see Note 2)	2,607,139	$4,080,291	$523,904	$4,604,195
Issuance of Common Stock (Note 8)	80,000	216,668	—	216,668
Net loss (as restated—see Note 2)	—	—	(104,748)	(104,748)

Balance at December 31, 1998 (as restated—see Note 2)	2,687,139	4,296,959	419,156	4,716,115
Net income	—	—	578,557	578,557

Balance at December 31, 1999	2,687,139	$4,296,959	$997,713	$5,294,672

The accompanying notes are an integral part of these statements.

R-B RUBBER PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	1999	1998
Cash flows from operating activities:
Net Income (loss)	$578,557	$(104,748)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	983,371	740,674
Loss on impairment of long-term assets	136,120	396,050
Loss on disposal of equipment	121,198	5,979
Deferred income taxes	(148,952)	(104,356)
Changes in current assets and liabilities:
Accounts receivable, net	(54,520)	(114,556)
Inventories, net	(55,678)	(75,409)
Prepaid expenses and other	(130,518)	(52,607)
Accounts payable	(125,996)	268,453
Accrued expenses	140,949	(15,114)
Income taxes payable	417,404	(19,180)

Net cash provided by operating activities	1,861,935	925,186

Cash flows from investing activities:
Additions to property, plant and equipment	(541,045)	(1,995,460)
Cash paid for acquisitions (Note 8)	(785,367)	(600,000)
Proceeds from sale of equipment	—	13,100
Other, net	21,016	7,597

Net cash used in investing activities	(1,305,396)	(2,574,763)

Cash flows from financing activities:
Net borrowings (repayments) under short-term line of credit	(261,478)	261,478
Proceeds from long-term debt	450,000	1,592,000
Payments on long-term debt	(907,842)	(690,804)
Payments on capital lease obligations	(198,012)	(122,655)
Proceeds from sale/leaseback transactions	1,849,410	352,607

Net cash provided by financing activities	932,078	1,392,626

Increase (decrease) in cash and cash equivalents	1,488,617	(256,951)
Cash and cash equivalents:
Beginning of year	35,039	291,990

End of year	$1,523,656	$35,039

The accompanying notes are an integral part of these statements.

R-B RUBBER PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Organization.  R-B Rubber Products, Inc. (the "Company") was incorporated in Oregon in September 1986. The Company is a vertically integrated rubber recycler and manufacturer that processes discarded tires into high quality, durable rubber mats, protective surfaces and various other rubber products. The Company sells its products to agribusiness concerns, sports and fitness facilities and other commercial and industrial users throughout North America.

    The accompanying consolidated financial statements include the accounts of the Company and of its wholly owned subsidiary, RB Recycling, Inc. On January 29, 1999, RB Recycling, Inc., a newly formed subsidiary of the Company, acquired certain assets related to a tire recovery and processing plant in Portland, Oregon from Dallas, Texas based Waste Recovery, Inc. (WRI). All significant intercompany transactions and account balances have been eliminated.

    Common Stock Split-up Effected in the Form of a Dividend.  On December 20, 1999, the Company declared a 20% common stock split-up effected in the form of a dividend for shareholders of record on January 21, 2000 for issuance on February 4, 2000. All share and per share amounts have been retroactively adjusted to reflect the stock split-up effected in the form of a dividend.

    Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Cash and Cash Equivalents.  Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of 90 days or less at acquisition.

    Concentrations of Credit Risk.  Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of bank demand deposits and cash equivalents.

    Approximately 24 percent and 23 percent of the Company's net sales were to one customer during 1999 and 1998, respectively. The Company does not expect this customer to continue purchasing product at these levels in the future. The Company has been able to replace the lost volume from this customer with higher margin sales to other customers. This customer represented 37 percent and 34 percent of the accounts receivable balance at December 31, 1999 and 1998, respectively. The balance outstanding at December 31, 1999 for this customer was collected in the first quarter of 2000. Approximately 9 percent of the Company's 1999 sales were derived from sales to ten major horse trailer manufacturers in the U.S.

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

Depreciation is provided using the straight-line method over the estimated useful lives of the applicable assets as follows:

Buildings and Improvements:	30 years
Machinery and Transportation Equipment:	5-14 years
Trucks and trailers	5-10 years
Office Furniture and Equipment:	3-7 years

    Upon disposal of assets subject to depreciation, costs and accumulated depreciation are removed from the accounts and the resulting gains and losses are reflected in income. The Company recorded a loss on disposal of equipment during 1999 in the amount of $121,933 related to the removal and replacement of two old crumb rubber processing mills. Because of the increased capacity and efficiency of a new mill, the Company replaced the two old processing mills earlier than originally anticipated.

    Goodwill.  Goodwill, related to the purchase of certain assets of Iowa Mat Company and WRI, is included in other non-current assets and totaled $269,674 and $212,437, net of accumulated amortization of $40,010 and $11,180, at December 31, 1999 and 1998, respectively. Goodwill is amortized on a straight-line basis over a 10-year period. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are less than the carrying amount of the goodwill. Based on this review, goodwill was written down by $396,050 during the fourth quarter of 1998.

    Long-Lived Assets.  Long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Based on this review, the Company recorded a $136,120 loss on impairment of long-term assets in 1999 related to certain business opportunities the Company is no longer pursuing. There were no other impairments to the carrying value of long-lived assets during 1999 or 1998, other than an impairment of goodwill (see above), at December 31, 1998.

    Research and Development.  Research and development is expensed as incurred. Included in general and administrative expense are expenditures for research and development of $105,403 and $150,051 for the years ended December 31, 1999 and 1998, respectively.

    Advertising Costs.  Advertising costs are expensed when incurred. Total advertising costs expensed were $69,366 and $58,526 for the years ended December 31, 1999 and 1998, respectively.

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

    Following is a reconciliation of basic EPS and diluted EPS:

	Year Ended December 31,
	1999			1998
	Income (loss)	Shares	Per Share Amount	Income (loss)	Shares	Per Share Amount
Basic EPS
Income available to Common Shareholders	$578,557	2,687,139	$0.22	$(104,748)	2,666,975	$(0.04)

Effect of Dilutive Securities:
Stock Options	—	26,400		—	—

Diluted EPS
Income available to Common Shareholders	$578,557	2,713,539	$0.21	$(104,748)	2,666,975	$(0.04)

225,600 and 297,000 shares issuable pursuant to stock options and warrants have not been included in the above calculations for 1999 and 1998, respectively, since they would have been antidilutive.

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

    Reclassifications.  Certain reclassifications have been made in the prior year to conform with current year presentation. See Note 2.

2. PRIOR PERIOD ADJUSTMENT

    The prior period financial statements have been restated to appropriately reflect certain leases formerly treated as operating leases that are in fact capital leases. These adjustments resulted in an increase to the net loss as previously reported of $19,580 net of income tax benefits of $12,954 for the year ended December 31, 1998. These adjustments also resulted in an increase as of December 31, 1998 to property, plant and equipment and capital lease obligations of $996,418 and $1,058,386, respectively, and a decrease in retained earnings, as previously reported of $49,014 of which $29,434 was a decrease in previously reported retained earnings as of December 31, 1997.

3. INVENTORIES

	December 31,
	1999	1998
Raw Materials	$117,696	$108,416
Finished Goods	691,037	636,521
Other	14,427	22,545

	$823,160	$767,482

4. PROPERTY, PLANT AND EQUIPMENT

	December 31,
	1999	1998
Land	$167,750	$167,750
Buildings and improvements	1,265,158	1,292,453
Machinery and equipment	5,926,040	6,635,871
Trucks and trailers	229,470	227,742
Office furniture and equipment	262,890	260,729

	7,851,308	8,584,545
Less—accumulated depreciation	(2,874,073)	(2,507,356)

	4,977,235	6,077,189
Construction in progress	99,297	232,260

	$5,076,532	$6,309,449

    Depreciation expense was $888,094 and $729,494 for the years ended December 31, 1999 and 1998, respectively. Machinery and equipment includes assets under capital leases, which totaled $1,252,135 and $996,418 (net of accumulated amortization of $502,034 and $261,439) at December 31, 1999 and 1998, respectively.

5. SHORT-TERM DEBT

    The Company has a $1,000,000 operating line of credit with a commercial bank, which expires August 1, 2000 with interest at prime (8.50 percent at December 31, 1999). The line of credit is collateralized by accounts receivable and inventory. The Company had no amounts outstanding under the line of credit at December 31, 1999. The Company had $261,478 outstanding under this line of credit at December 31, 1998.

    Under the terms of this line-of-credit agreement, the Company is required to maintain the following covenants:

    Minimum current ratio of 1.5:1.0, calculated at the end of each quarter

    Minimum tangible net worth of $4,500,000, calculated at the end of each quarter

    Operating cash flow to total fixed charges (excluding capital expenditures) ratio of  not less than 1.3 to 1.0, calculated at the end of each year for the preceding twelve month period

    At December 31, 1999, the Company was in compliance with these covenants.

6. LONG-TERM DEBT

	December 31,
	1999	1998
Real estate mortgage at U.S. Treasury rate plus 2.5 percent (7.97 percent at December 31, 1999) adjusted every 5 years, payable in monthly payments of $8,373, including interest, with a balloon payment of $695,954 due on August 15, 2008, collateralized by real estate	$960,680	$980,920
Bank term note at prime rate (8.50 percent at December 31, 1999), Payable in monthly amounts of $9,096, including interest, through January 20, 2004, collateralized by equipment	380,730	—
Bank term note at 8.98 percent, payable in 59 payments of $8,555, including interest, through September 5, 2001, collateralized by accounts receivable, inventory and equipment	—	257,055
Bank term note at 8.42 percent, payable in monthly amounts of $5,836, including interest, through April 5, 2003, collateralized by equipment	—	253,920
Bank term note at 7.92 percent, payable in monthly amounts of $6,375, including interest, through April 5, 2003, collateralized by equipment	—	280,261
Bank term note at 8.58 percent, payable in monthly amounts of $505, including interest, through December 5, 2000, collateralized by equipment	—	11,089
Other loans payable in a monthly amount of $1,567 through December 13, 2000, collateralized by equipment	9,317	25,324

	1,350,727	1,808,569
Less—current portion	113,866	235,113

	$1,236,861	$1,573,456

    As of December 31, 1999, principal maturities on long-term debt are due as follows:

2000	$113,866
2001	113,649
2002	123,542
2003	134,296
2004	50,363
Thereafter	815,011

$1,350,727

    Under the terms of the bank term note agreement at December 31, 1999, the Company is required to maintain the following covenants:

    Minimum current ratio of 1.5:1.0, calculated at the end of each quarter

    Minimum tangible net worth $4,500,000, calculated at the end of each quarter

    Funded debt to EBITDA ratio of no more than 1.3 to 1.0, calculated at the end of each year for the preceding twelve month period

    At December 31, 1999, the Company was in compliance with these covenants.

7. LEASE OBLIGATIONS

    As a recycler of tires in the state of Oregon, many of the Company's capital purchases qualify for State of Oregon Business Energy Tax Credits. The Company sells the related equipment to various commercial banks and leases the equipment back, net of the related tax credits. Gains resulting from these sale/leasebacks are netted against property and equipment on the balance sheet.

    Depreciation related to the capital leases was $240,595 and $155,189 for the year ended December 31, 1999 and 1998. Total rental expense related to operating leases was $149,702 and $36,545 for the years ended December 31, 1999 and 1998, respectively.

    The leases provide for an early buy-out option generally after 5 to 6 years at a predetermined amount specified in the lease agreement. At maturity, the Company has the option to extend the lease term, renew the lease agreement at current market rates, purchase the equipment at fair market value or return the equipment to the lessor. The effective interest rates implicit in the leases range from 7 percent to 13 percent.

    The Company also leases certain vehicles, equipment and storage areas under operating leases expiring in various years through 2004.

    Future minimum lease payments under lease obligations are as follows at December 31, 1999:

	Capital Leases	Operating Leases
2000	$354,720	$194,897
2001	354,720	155,591
2002	348,400	151,308
2003	278,760	151,210
2004	278,760	84,644
Thereafter	174,432	145,008

Total minimum lease payments	1,789,792	$882,658

Less amount representing interest	(407,858)

Net obligation under capital leases	1,381,934
Less current portion	(224,466)

Non-current portion	$1,157,468

    Under the terms of certain capital lease agreements, the Company is required to maintain the following covenants:

    Minimum current ratio of 1.5:1.0, calculated at the end of each quarter

    Minimum tangible net worth of $4,500,000, calculated at the end of each quarter

    Operating cash flow to total fixed charges ratio of not less than 1.3 to 1.0, calculated at the end of each year for the preceding twelve month period

    At December 31, 1999, the Company was in compliance with these covenants.

8. ACQUISITIONS

    On January 29, 1999, the Company, through its newly created, 100 percent owned subsidiary RB Recycling, Inc., purchased certain assets related to a tire recovery and processing plant in Portland, Oregon from Dallas, Texas based Waste Recovery, Inc. ("WRI"). The total purchase price was $785,367, consisting of $450,000 in cash, which was financed from the proceeds of a five-year note with a commercial bank, $195,367 in cash from the Company's existing operating line of credit and $140,000 in cash from existing cash balances. The acquisition was accounted for as a purchase, and the estimated fair value of the acquired equipment has been recorded in the accompanying balance sheet. The excess of the purchase price over the estimated fair value of the equipment acquired which approximates $86,067 has been recorded as goodwill and is being amortized over 10 years. Pro forma results of operations are not presented as they are not materially different from actual results.

    On April 1, 1998, the Company acquired substantially all of the assets of certain operations of Iowa Mat Company for $600,000 in cash and 80,000 shares of the Company's Common Stock with a value on the date of issuance of $216,668. A majority of the $600,000 cash payment was financed with new debt facilities. The acquisition was accounted for as a purchase. Pro forma results of operations are not presented as they are not materially different from actual results.

9. INCOME TAXES

    The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This statement requires that deferred taxes be established for all temporary differences between the book and tax basis of assets and liabilities.

    The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	1999	1998
Current:
Federal	$406,963	$25,606
State	89,282	9,451

	496,245	35,057
Deferred:
Federal	(123,321)	(104,356)
State	(25,631)	—

	(148,952)	(104,356)

Income tax expense (benefit)	$347,293	$(69,299)

    The components of the net deferred tax assets and liabilities as of December 31 were as follows:

	December 31,
	1999	1998
Assets:
Allowance for doubtful accounts	$15,108	$—
Accrued vacation	13,716	—
Capital leases	40,100	—
Goodwill	121,296	127,924

	190,220	127,924
Liabilities:
Depreciation	(174,946)	(261,602)

Net deferred tax asset (liability)	$15,274	$(133,678)

    A reconciliation between the federal statutory tax rate and the effective income tax rate is as follows:

	Year Ended December 31,
	1999	1998
Federal statutory income tax rate	34.0%	(34.0)%
State taxes	4.3	(4.3)
Other	(0.8)	(1.5)

Effective income tax rate	37.5%	(39.8)%

    No valuation allowance has been established for deferred tax assets as management believes it is more likely than not that future taxable income will be sufficient to realize the benefit of deferred tax assets.

10. SEGMENT REPORTING

    The Company has determined that it currently operates in three segments, matting products, molded products and tire recovery and processing at RB Recycling, Inc. ("RB Recycling"). RB Recycling had intercompany sales of $382,430 for the year ended December 31, 1999; the other segments did not have any intercompany sales. The Company operated in only two segments in 1998, matting products and molded products:

Year Ended December 31, 1999	Matting	Molded	RB Recycling	Total
Sales, net	$9,350,887	$457,860	$955,010	$10,763,757
Depreciation and amortization	871,187	104,347	7,837	983,371
Income (loss) before taxes	1,038,600	(155,128)	42,378	925,850
Year Ended December 31, 1998
Sales, net	$8,162,483	$429,885	—	$8,592,368
Depreciation and amortization	699,060	41,614	—	740,674
Income (loss) before taxes	76,266	(250,313)	—	(174,047)
December 31, 1999
Total assets	$8,008,910	$973,653	$221,336	$9,203,899
December 31, 1998
Total assets	$7,263,587	$1,445,298	—	$8,708,885

11. SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	1999	1998
Supplemental Cash Flow Information:
Cash paid for interest	$297,430	$239,196
Cash paid for income taxes	49,098	97,680
Supplemental Non-Cash Investing Activities:
Common Stock issued in connection with acquisition	—	216,668

12. SHAREHOLDERS' EQUITY

    Sale of Common Stock.  On April 9, 1999 the Company announced an agreement that provided for a tender offer to be made by Dash Multi-Corp, Inc. ("Dash"), a privately held company located in St. Louis, Missouri. Through its tender offer, Dash purchased 1,880,955 shares (70 percent) of the Company's outstanding Common Stock for $2.50 per share on June 3, 1999. The Company's three largest shareholders, who were officers and/or directors of the Company prior to the tender offer of the Company's Common Stock, tendered a total of 1,122,649 shares to Dash pursuant to its offer. The above event had no effect on the accompanying financial statements.

    Warrants.  At December 31, 1999 and 1998, the Company had outstanding warrants to purchase 114,000 shares of the Company's Common Stock at $4.25 per share, which expire May 9, 2000.

    Stock Option Plan.  In March 1995, the Company adopted its 1995 stock option plan (as amended, the "1995 Plan") and has reserved 360,000 shares of Common Stock for issuance thereunder. The 1995 Plan provides for the issuance of incentive stock options to employees of the Company and non-statutory stock options to employees, directors and consultants of the Company. Options granted generally vest over a three-year period, but may vest over a different period at the discretion of the Board of Directors. Options granted under the 1995 Plan are typically exercisable for a period of 10 years from the date of grant. The exercise price of options granted under the 1995 Plan must be equal to or greater than the fair market value of the Company's Common Stock on the date of grant for incentive stock options under Section 422 of the Code and not less than 85 percent of the fair market value on the date of grant for non-statutory stock options. At December 31, 1999, the Company had 145,800 shares of Common Stock reserved for future issuance under the 1995 Plan. The exercise price of all options granted was equal to or greater than the market value of the Company's Common Stock on the grant date.

    Activity under the 1995 Plan is summarized as follows:

	Shares Available for Grant	Shares Subject to Options	Weighted Average Exercise Price Per Share
Balances, December 31, 1997	114,600	245,400	$2.18
Options granted	(12,000)	12,000	1.88
Options canceled	74,400	(74,400)	2.27

Balances, December 31, 1998	177,000	183,000	2.13
Options granted	(48,000)	48,000	2.19
Options canceled	16,800	(16,800)	3.02

Balances, December 31, 1999	145,800	214,200	$2.07

    Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 defines a fair value based method of accounting for an employee stock option and similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principals Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in APB No. 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been adopted.

    The Company has elected to account for its stock-based compensation plans under APB No. 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 1999 and 1998 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for grants:

Year Ended December 31,	1999	1998
Risk-free interest rate	5.7%	5.5%
Expected dividend yield	0%	0%
Expected lives	6.5 years	6.5 years
Expected volatility	106.0%	102.9%

    Using the Black-Scholes methodology, the total value of options granted during 1999 and 1998 was $56,975 and $18,950, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically three to five years). The weighted average fair value of options granted during 1999 and 1998 was $1.19 and $1.58, respectively.

    If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net income (loss) and net income (loss) per share would approximate the pro forma disclosures below:

	1999		1998
Year Ended December 31,	As Reported	Pro Forma	As Reported	Pro Forma
Net income (loss)	$578,557	$502,834	$(104,748)	$(211,913)
Net income (loss) per share—basic	$0.22	$0.19	$(0.04)	$(0.08)
Net income (loss) per share—diluted	$0.21	$0.19	$(0.04)	$(0.08)

    The following table summarizes information about stock options outstanding at December 31, 1999:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/99	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable at 12/31/99	Weighted Average Exercise Price
$1.250	60,600	7.3	$1.250	45,400	$1.250
1.354	39,600	3.0	1.354	39,600	1.354
1.563	2,400	5.0	1.563	—	—
1.880	12,000	8.8	1.880	8,000	1.880
2.396	2,400	7.4	2.396	—	—
2.500	36,000	9.6	2.500	—	—
3.125	61,200	7.9	3.125	42,800	3.125

$1.250-3.125	214,200	7.1	$2.067	135,800	$1.908

    At December 31, 1998 options to purchase 97,393 shares of the Company's Common Stock were exercisable at an average exercise price of $1.875.

13. PROFIT SHARING PLAN

    The Company has a defined contribution profit sharing plan (the "Plan"), which covers all employees who have completed 90 days of service. The Plan is qualified under section 401 of the Internal Revenue Code. Participants may voluntarily elect to reduce their compensation by up to 15 percent of their annual compensation. The Company may contribute to the Plan a discretionary amount determined by its Board of Directors. No contributions were made to the Plan by the Company for 1999 or 1998. In December 1999, the Board of Directors approved a 50 percent match for future contributions if a participant defers at least 2 percent of compensation, with no deferrals over 2 percent of compensation being matched.

14. RELATED PARTY TRANSACTIONS

    MarChem Pacific, Inc., a wholly-owned subsidiary of Dash, is the Company's primary supplier of bonding materials used in its mat-making process. During the years ended December 31, 1999 and 1998, the Company paid a total of $838,764 and $877,434, respectively, to MarChem Pacific, Inc. for bonding materials. At December 31, 1999 and 1998, the Company owed MarChem Pacific $75,701 and $155,136, respectively, for the bonding materials purchased.

    The Company also paid Dash Multi-Corp. $36,000 for management fees and $48,608 to Conway Air Corp., a subsidiary of Dash Multi-Corp., for travel services provided to the Company during 1999. Included in accounts payable at December 31, 1999 was $34,144 owed to Dash Multi-Corp for management fees and other company related expenses.

15. SUBSEQUENT EVENTS

    On February 21, 2000, the Board of Directors of the Company voted to adopt a Directors Stock Option Plan (the "Directors Plan"). The purpose of the Directors Plan is to attract, retain and motivate members of the Board of Directors by providing them with the opportunity to acquire a proprietary interest in the Company and link their interests with those of shareholders. If approved by the shareholders, the Directors Plan will provide for the issuance of up to 400,000 shares of the Company's common stock.

    The Directors Plan will grant options on an annual, systematic basis. As of the date of each annual shareholders meeting, each Director who has been a member of the Board for at least three months will receive an option to purchase 7,000 shares. Each option will continue for a term of five years, with a per-share exercise price of 115% of the average closing price of the Company's stock for the two week period preceding the annual shareholders meeting. All options will be fully vested and immediately exercisable. Directors who are also employees of the Company (or a related corporation) will receive incentive stock options, designed to qualify under Section 422 of the Internal Revenue Code. Directors who are not also employees of the Company (or a related corporation) will receive nonqualified stock options. The Board of Directors is the administrator of the Directors Plan.

    On February 21, 2000 the Board of Directors of the Company voted to change the Company's fiscal year from a year ending December 31 to a year ending April 30. The Company intends to file a report on Form 10-KSB for the four month transition period ending April 30, 2000.

QuickLinks

Documents Incorporated by Reference
R-B RUBBER PRODUCTS, INC. FORM 10-KSB INDEX
PART I
PART II
PART III
SIGNATURES
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
REPORT OF INDEPENDENT ACCOUNTANTS