Form 10QSB
period 2000-03-31
R B RUBBER PRODUCTS INC
filed 2000-05-11
CIK 942615

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                to

Commission file number 0-25974

R-B RUBBER PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-0967413 (IRS Employer Identification No.)
904 E. 10th Avenue, McMinnville, Oregon (Address of principal executive offices)	97128 (Zip Code)

503-472-4691
Issuer's telephone number, including area code:

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock without par value	2,687,139
(Class)	(Outstanding at May 10, 2000)

    Transitional Small Business Disclosure Format (check one): Yes / /  No /x/

R-B RUBBER PRODUCTS, INC.
FORM 10-QSB
INDEX

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets—March 31, 2000 and December 31, 1999	2
	Consolidated Statements of Operations—Three Months Ended March 31, 2000 and 1999	3
	Consolidated Statements of Cash Flows—Three Months Ended March 31, 2000 and 1999	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis or Plan of Operation	7
PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	9
Signatures		10

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

R-B RUBBER PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2000	December 31, 1999
ASSETS
Current assets:
Cash and cash equivalents	$1,491,392	$1,523,656
Accounts receivable, net of allowance of $39,336 and $39,389	897,154	1,079,556
Inventories, net	984,813	823,160
Prepaid expenses and other	96,302	158,596
Deferred tax asset	28,824	28,824

Total current assets	3,498,485	3,613,792
Property, plant and equipment, net of accumulated depreciation of $3,087,572 and $2,874,073	5,111,571	5,076,532
Other assets, net of accumulated amortization of $47,472 and $40,010	494,893	513,575

Total assets	$9,104,949	$9,203,899

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$114,188	$113,866
Current portion of capital lease obligations	230,381	224,466
Accounts payable	396,364	546,667
Accrued expenses	277,137	198,945
Income taxes payable	206,081	417,404

Total current liabilities	1,224,151	1,501,348
Long-term debt, net of current portion	1,207,070	1,236,861
Capital lease obligations, net of current portion	1,097,612	1,157,468
Deferred income taxes	13,550	13,550

Total liabilities	3,542,383	3,909,227

Commitments and contingencies
Shareholders' equity:
Common stock, no par value, 20,000,000 shares authorized; 2,687,139 shares issued and outstanding	4,296,959	4,296,959
Retained earnings	1,265,607	997,713

Total shareholders' equity	5,562,566	5,294,672

Total liabilities and shareholders' equity	$9,104,949	$9,203,899

The accompanying notes are an integral part of these statements.

R-B RUBBER PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2000	1999
Sales, net	$2,714,010	$2,472,932
Cost of sales	1,661,226	1,714,191

Gross profit	1,052,784	758,741

Operating expenses:
Selling	227,771	219,608
General and administrative	341,038	379,016

	568,809	598,624

Operating income	483,975	160,117

Other income (expense):
Interest income	15,172	151
Interest expense	(61,791)	(76,420)
Loss on disposal of equipment	—	(3,747)
Other income, net	1,814	11,097

	(44,805)	(68,919)

Income before income taxes	439,170	91,198
Income tax expense	(171,276)	(35,627)

Net income	$267,894	$55,571

Basic net income per share	$0.10	$0.02

Shares used in basic net income per share	2,687,139	2,687,139

Diluted net income per share	$0.10	$0.02

Shares used in diluted net income per share	2,745,206	2,712,481

The accompanying notes are an integral part of these statements.

R-B RUBBER PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2000	1999
Cash flows from operating activities:
Net Income	$267,894	$55,571
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	229,579	261,386
Loss on disposal of equipment	—	3,747
Deferred income taxes	—	21,477
Changes in current assets and liabilities:
Accounts receivable, net	182,402	(120,575)
Inventories, net	(161,653)	791
Prepaid expenses and other	53,676	(34,782)
Accounts payable	(150,303)	(177,600)
Accrued expenses	78,192	88,511
Income taxes payable	(211,323)	2,525

Net cash provided by operating activities	288,464	101,051

Cash flows from investing activities:
Additions to property, plant and equipment	(248,538)	(133,148)
Cash paid for acquisition	—	(785,367)
Other, net	11,220	(17,547)

Net cash used in investing activities	(237,318)	(936,062)

Cash flows from financing activities:
Net borrowings under short-term line of credit	—	205,360
Proceeds from long-term debt	—	450,000
Payments on long-term debt	(29,469)	(584,914)
Payments on capital lease obligations	(53,941)	(44,333)
Proceeds from sale/leaseback transaction	—	827,648

Net cash provided by (used in) financing activities	(83,410)	853,761

Increase (decrease) in cash and cash equivalents	(32,264)	18,750
Cash and cash equivalents:
Beginning of period	1,523,656	35,039

End of period	$1,491,392	$53,789

The accompanying notes are an integral part of these financial statements.

R-B RUBBER PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

    The financial information included herein for the three months ended March 31, 2000 and 1999 and the financial information as of March 31, 2000 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-KSB. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

    Inventories are stated at the lower of average cost, which approximates the first-in, first-out method, or market (net realizable value), and include materials, labor and manufacturing overhead. Unsalable or unusable items are carried at scrap value and reprocessed.

	March 31, 2000	December 31, 1999
Raw materials	$88,506	$117,696
Finished goods	881,102	691,037
Other	15,205	14,427

	$984,813	$823,160

Note 3. Earnings Per Share

    Following is a reconciliation of basic earnings per share ("EPS") and diluted EPS:

Three Months Ended March 31,	2000			1999
Basic EPS	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Income available to Common Shareholders	$267,894	2,687,139	$0.10	$55,571	2,687,139	$0.02

Diluted EPS
Effect of dilutive stock options	—	58,067	—	25,342

Income available to Common Shareholders	$267,894	2,745,206	$0.10	$55,571	2,712,481	$0.02

    175,200 and 206,400 shares issuable pursuant to stock options and warrants have not been included in the above calculations for the three months ended March 31, 2000 and 1999, respectively since they would have been antidilutive.

Note 4. Segment Reporting

    The Company has determined that it currently operates in three segments, matting products, molded products and tire recovery and processing at RB Recycling, Inc. ("RB Recycling"). RB Recycling had

intercompany sales of $123,945 and $62,654 for the three months ended March 31, 2000 and 1999, respectively; the other segments did not have any intercompany sales.

Quarter ended March 31, 2000	Matting	Molded	RB Recycling	Total
Sales, net	$2,294,611	$198,276	$221,123	$2,714,010
Depreciation and amortization	203,409	24,565	1,605	229,579
Income (loss) before taxes	496,753	(2,619)	(54,964)	439,170
March 31, 2000
Total assets	$7,873,980	$972,362	$258,607	$9,104,949
Quarter ended March 31, 1999	Matting	Molded	RB Recycling	Total
Sales, net	$2,206,358	$96,499	$170,075	$2,472,932
Depreciation and amortization	205,182	31,063	25,141	261,386
Income (loss) before taxes	137,123	(44,629)	(1,296)	91,198
March 31, 1999
Total assets	$7,396,130	$957,816	$893,096	$9,247,042

Note 5. Change in Fiscal Year

    On February 21, 2000 the Board of Directors of the Company voted to change the Company's fiscal year from a year ending December 31 to a year ending April 30. The Company intends to file a report on Form 10-KSB for the four-month transition period ending April 30, 2000.

Note 6. Board of Directors Stock Option Plan

    On February 21, 2000, the Board of Directors of the Company voted to adopt a Directors Stock Option Plan (the "Directors Plan"). The purpose of the Directors Plan is to attract, retain and motivate members of the Board of Directors by providing them with the opportunity to acquire a proprietary interest in the Company and link their interests with those of shareholders. The Directors Plan was approved by the shareholders on April 25, 2000 and provides for the issuance of up to 400,000 shares of the Company's common stock.

    As of the date of each annual shareholders meeting, each Director who has been a member of the Board for at least three months will receive an option to purchase 7,000 shares. Each option will continue for a term of five years, with a per-share exercise price of 115 % of the average closing price of the Company's stock for the two week period preceding the annual shareholders meeting. All options will be fully vested and exercisable upon grant. Directors who are also employees of the Company (or a related corporation) will receive incentive stock options, designed to qualify under Section 422 of the Internal Revenue Code. Directors who are not also employees of the Company (or a related corporation) will receive nonqualified stock options. The Board of Directors is the administrator of the Directors Plan.

Note 7. Restatement

    Certain amounts in the prior year financial statements have been restated to conform with current year presentation.

Item 2. Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

    This Quarterly Report on Form 10-QSB, including Management's Discussion and Analysis or Plan of Operation, contains forward-looking statements that involve a number of risks and uncertainties. Future market conditions are subject to supply and demand conditions and decisions of other market participants over which the Company has no control and which are inherently very difficult to predict. Accordingly, there can be no assurance that the Company's revenues or gross margins will improve. In addition, there are other factors that could cause actual results to differ materially, including competitive pressures, increased demand for the Company's raw materials, unanticipated difficulties in integrating acquired technologies or businesses and the risk factors listed from time to time in the Company's Securities and Exchange Commission reports, including, but not limited to, the report on Form 10-KSB for the year ended December 31, 1999. The Company cautions the reader that these forward looking statements, such as the statements concerning new product introductions, future tire chip processing and mat making capabilities and the ability to obtain and utilize lower cost raw materials, are only predictions and are not statements of historical fact.

Results of Operations

    Net sales increased 9.7 percent to $2.7 million for the first quarter of 2000 from $2.5 million for the first quarter of 1999. The increase was primarily attributable to the Company's continued expansion into fitness, commercial and molded product markets as well as added sales from its tire recovery and processing operations at RB Recycling, Inc., which was acquired on January 29, 1999.

    Gross profit increased to $1.1 million (38.8 percent of net sales) for the first quarter of 2000 from $759,000 (30.7 percent of net sales) for the first quarter of 1999. Improved utilization of lower cost raw materials and a 17% increase in production levels from the matting division were the primary factors that increased gross profit as a percent of net sales during the first quarter of 2000. The Company's raw materials include tire chips, buffings and granulated rubber. Historically, the Company purchased its lowest cost raw material (tire chips) from Waste Recovery, Inc.'s (WRI's) Portland Plant. On January 29, 1999, the Company purchased WRI's Portland Plant and it is currently operated as a subsidiary of the Company under the name of RB Recycling, Inc. With the purchase of WRI's Portland plant, combined with certain improvements made to the Company's processing and mat manufacturing plant in McMinnville, the Company has been able to increase its supply of tire chips and improve its overall tire chip processing and mat manufacturing capacity. As a result, the Company increased its supply of low cost tire chips from 43.7 percent of total raw materials in 1999 to 51.0 percent in 2000. Additionally, the Company has increased it's mat manufacturing capacity and, as a result, increased overall mat production by 17% during the first quarter of 2000 compared with the first quarter of 1999. The Company continues to make processing improvements at its tire recovery and processing plant in Portland and at its tire chip processing and mat manufacturing facility in McMinnville in order to allow the Company to produce and process more tire chips and improve mat making capacity.

    Selling expenses increased 3.7 percent to $228,000 for the first quarter of 2000 (8.4 percent of net sales) compared to $220,000 (8.9 percent of net sales) for the first quarter of 1999. The decrease as a percentage of sales is primarily a result of increased market penetration and sales while maintaining a similar level of marketing and sales expenses.

    General and administrative expenses decreased 10 percent to $341,000 (12.6 percent of net sales) for the first quarter of 2000 from $379,000 (15.3 percent of net sales) for the first quarter of 1999. These decreases were primarily a result of legal and consulting expenses related to the tender offer by Dash and purchase of WRI assets during the first quarter of 1999. In April 2000, the Board of Directors agreed to increase the monthly management fee paid to Dash MultiCorp from $6,000 to $25,000 beginning May 1, 2000.

    Income tax expense, totaling $171,000 for the first quarter of 2000, was recorded at an estimated effective rate of approximately 39.0 percent, compared to $36,000 in the first quarter of 1999 at an effective rate of approximately 39.1 percent.

    Net income increased to $268,000 (9.9 percent of net sales) for the first quarter of 2000 from $56,000 (2.2 percent of net sales) for the first quarter of 1999. The increase is primarily a result of increased sales and lower cost of sales and operating expenses as a percentage of net sales as discussed above.

Liquidity and Capital Resources

    At March 31, 2000 working capital was $2.3 million, including $1.5 million of cash and cash equivalents, $897,000 of accounts receivable and $985,000 of inventory. In the first quarter of 2000, working capital increased by $162,000 and the current ratio increased to 2.86:1 at March 31, 2000 from 2.41:1 at December 31, 1999.

    Cash and cash equivalents decreased $32,000 to $1.5 million at March 31, 2000. This decrease is primarily a result of $83,000 in net payments on short-term and long-term borrowings including capital lease obligations and $249,000 for the purchase of equipment, offset by $288,000 provided by operations.

    Accounts receivable decreased $182,000 to $897,000 at March 31, 2000 compared to $1.1 million at December 31, 1999, primarily as a result of decreased sales in the first quarter of 2000 compared to the fourth quarter of 1999. Days sales outstanding decreased to 30 days at March 31, 2000 compared to 34 days at December 31, 1999.

    Inventories increased $162,000 to $985,000 at March 31, 2000 from $823,000 at December 31, 1999 as a result of increased production of matting products during the first quarter of 2000 and a seasonal slowdown in equine sales during the end of the first quarter of 2000. Inventory turned approximately 7 times during the first quarter of 2000 on an annualized basis compared to 9 times during 1999.

    Accounts payable and accrued expenses decreased $72,000 to $674,000 at March 31, 2000 from $746,000 at December 31, 1999 primarily as a result of timing of payments made.

    Capital expenditures of $249,000 during the first quarter of 2000 primarily resulted from the addition of equipment to further automate production and handling of tire chips and matting products as well as improvements to the Company's crumb rubber processing facility to help increase the utilization of tire chips.

    At March 31, 2000, the Company had a $1,000,000 operating line of credit, which bore interest at prime, 9 percent at March 31, 2000. The line of credit expires August 1, 2000. The Company had no outstanding balance under this line of credit at March 31, 2000. Under terms of this line-of-credit agreement, the Company is required to maintain certain financial covenants. At March 31, 2000, the Company was in compliance with all of its covenants.

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

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)
The exhibits filed as a part of this report are listed below and this list is intended to constitute the exhibit index.

Exhibit No.
10	Directors Stock Option Plan—incorporated by reference from the Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on April 24, 2000.
27	Financial Data Schedule
(b)
Reports on Form 8-K

    The Company filed one Report on Form 8-K dated February 21, 2000 under Item 8. Change in Fiscal Year.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2000	R-B RUBBER PRODUCTS, INC.
	By:	/s/ RONALD L. BOGH Ronald L. Bogh President
	By:	/s/ MICHAEL J. HIGHLAND Michael J. Highland Controller (Principal Financial and Accounting Officer)

QuickLinks

R-B RUBBER PRODUCTS, INC. FORM 10-QSB INDEX
PART I—FINANCIAL INFORMATION
PART II—OTHER INFORMATION