Form 10KSB
period 2000-04-30
R B RUBBER PRODUCTS INC
filed 2000-07-31
CIK 942615

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

/ /	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
/x/	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2000 to April 30, 2000

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
 Common Stock, no par value
(Title of Class)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes /x/  No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. / /

    Issuer's revenues for the four month transition period ended April 30, 2000 were $3,341,918. The aggregate market value of voting stock held by non-affiliates of the registrant was $1,659,109 as of July 17, 2000, based upon the last sales price as reported on the Nasdaq System-Small Cap Market.

    The number of shares outstanding of the Registrant's Common Stock as of July 17, 2000 was 2,687,139 shares.

    Transitional Small Business Disclosure Format (check one): Yes /x/  No / /

Documents Incorporated by Reference
None

R-B RUBBER PRODUCTS, INC.
FORM 10-KSB INDEX

Forward Looking Statements

    This Form 10-KSB, including Management's Discussion and Analysis or Plan of Operation, contains "forward-looking statements" that involve a number of risks and uncertainties. Future market conditions are subject to supply and demand conditions and decisions of other market participants over which the Company has no control and which are inherently very difficult to predict. Furthermore, changes in governmental regulations or in key technologies could have an adverse impact on the Company. Accordingly, there can be no assurance that the Company's revenues or gross margins will improve or not deteriorate. In addition, there are other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including competitive pressures, increased demand for and cost of the Company's raw materials, unanticipated difficulties in integrating acquired technologies or businesses and the risk factors listed from time to time in the Company's Securities and Exchange Commission reports. The Company wishes to caution the reader that these forward looking statements, such as statements concerning new product introductions, future tire chip processing capabilities, decreased raw material costs and tire chip utilization are only predictions and are not statements of historical fact.

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

    On January 29, 1999, RB Recycling, Inc., a 100 percent owned subsidiary of the Company, acquired certain assets related to a tire recovery and processing plant in Portland, Oregon from Dallas, Texas based Waste Recovery, Inc. (WRI). WRI's Portland plant has been a supplier of the Company's lowest cost raw material (tire chips) since 1996. RB Recycling, Inc. operates a tire collection and processing site in north Portland, which utilizes tire collection routes, tire shredding equipment and handling systems for the collection of tires and production of tire chips. During the four months ended April 30, 2000, approximately, 70 percent of these tire chips were utilized by the Company to manufacture its products. The remaining tire chips were sold to outside customers as tire derived fuel and for various other rubber applications.

    In December 1999, the Company declared a 20% common stock split-up effected in the form of a dividend. All share and per share amounts in this Form 10-KSB have been retroactively adjusted to reflect this common stock split-up effected in the form of a dividend.

    On February 21, 2000, the Board of Directors of the Company voted to change the Company's fiscal year from a year ending December 31 to a year ending April 30.

Products

    Applications for the Company's products generally fall into one of two primary markets, agribusiness or fitness. Within each of these, the Company manufactures and sells a variety of products designed to meet consumer requirements.

    Agribusiness.  During the four months ended April 30, 2000, approximately 60 percent of the Company's net sales were for rubber matting used in agricultural surfacing. These products include flooring for horse and livestock trailers, stalls and wash areas. Rubber matting has significant advantages over other flooring options, such as straw, dirt or wood, because of its improved comfort and safety for the animal and the reduction of cleaning time and bedding costs.

    Fitness and sports facilities.  Sales of rubber matting for sports and fitness applications accounted for approximately 15 percent of net sales during the four months ended April 30, 2000. These sales were primarily for weight room flooring in gyms, private clubs, military bases, colleges and high schools.

    Tire chip sales and disposal fee revenues.  The Company's tire collection facility in Portland, Oregon (RB Recycling, Inc.) receives tire disposal fees from customers for the collection of scrap tires. Disposal fee revenue represented approximately 7 percent of net sales during the four months ended April 30, 2000. Sales of tire chips from RB Recycling, Inc. to outside customers for tire derived fuel and raw materials for other rubber applications accounted for approximately 2 percent of net sales during the four months ended April 30, 2000. The primary application for tire derived fuel is for furnace fuel in paper mills.

    Molded products.  Sales of products from the Company's molded products division accounted for approximately 7 percent of net sales during the four months ended April 30, 2000. Molded products include rubberized weight plates for athletic facilities, fall protection playground safety tiles and ballistic matting for shooting ranges and target facilities.

    The Company also markets various other flooring and matting products. Some of these products are manufactured by the Company and some are purchased from third party vendors. These products include truck bed liners, rubber edging, drain tiles, aerobic flooring and other thinner specialty mat products. These products accounted for approximately 9 percent of the Company's net sales during the four months ended April 30, 2000.

Product Distribution

    The Company sells its products through several channels including distributors, retailers, original equipment manufacturers ("OEMs") and directly to the end-user. This strategy enables the Company to obtain a diversified distribution of its products while at the same time maintaining direct contact with many of its end-users. During the four months ended April 30, 2000, most sales were to distributors and retailers.

    Distributors and Retailers.  The majority of the Company's products were sold through independent distributor and retailer channels during the four months ended April 30, 2000. These customers include major agricultural supply retailers, automotive tire and accessory retailers, as well as fitness equipment suppliers.

    Original Equipment Manufacturers.  During the four months ended April 30, 2000, approximately 15 percent of the Company's revenues were from sales to OEMs. This is primarily from sales to horse trailer and farm implement manufacturers.

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

    The Company utilizes five strategically located public warehouses to facilitate product availability and lower the cost of freight to its customers. These warehouses, located in North Carolina, Nebraska, Missouri, Texas and Pennsylvania, enable the Company to transport by rail larger quantities of mats per shipment. The mats are then shipped in smaller quantities to the customers.

Competition

    The Company is one of the largest manufacturers of heavy rubber matting in North America. However, the market for the Company's products is highly competitive. Some of the Company's competitors may be larger or have greater financial resources than the Company. Its principal competition in the agribusiness market comes from Imperial Rubber located in Indiana; Humane located in Wisconsin; Royal Mat located in Ontario, Canada; North West Rubber located in British Columbia, Canada; Animat located in Quebec, Canada; and Kraiberg located in Germany.

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

    Competitive factors include quality of products, service (including product availability and timely delivery), price and reliability. The Company believes that it currently competes favorably with respect to these factors in most product categories. There can be no assurance, however, that competitors will not substantially increase their resources devoted to the development and marketing of products competitive with those of the Company or that government subsidies of foreign competitors will not continue to adversely effect the market.

Raw Materials

    The Company's raw materials are predominately tire chips, granulated rubber and tire "buffings". The Company's lowest cost raw material is tire chips. During 1998, all tire chips were purchased from WRI's Portland plant and represented approximately 23 percent of the Company's raw material supply. During 1999, as a result of acquiring the WRI Portland plant in 1999, the Company increased its tire chip utilization to approximately 47 percent of total raw materials. During the four months ended April 30, 2000, tire chip utilization increased to approximately 53 percent of the Company's total raw material supply. The RB Recycling facility charges a disposal fee for the collection of discarded tires. These tires are then processed into tire chips for utilization at the McMinnville plant or sold to outside customers for tire-derived fuel or other rubber applications. The ability to efficiently process tires into tire chips at RB Recycling, directly affects the cost of tire chips to supply the mat manufacturing facility in McMinnville.

    The Company also relies on tire grindings or "buffings" from tire recapping operations and granulated rubber from tire chip reprocessing operations to supply the remainder of its raw material requirements. Buffings and granulated rubber require less processing before being used for mat or molded product manufacturing, but are generally more costly. The Company's reliance on buffing and granulated rubber decreased from approximately 77 percent of total raw materials in 1998 to approximately 53 percent of total raw materials in 1999. During the four months ended April 30, 2000, the Company's reliance on buffings and granulated rubber decreased to approximately 47 percent of total raw materials.

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

Significant Customers and Concentrations of Credit Risk

    Approximately 24 percent and 23 percent of the Company's net sales were to one customer during 1999 and 1998, respectively. During the four months ended April 30, 2000, approximately 13 percent of net sales were to one customer. The Company does not expect this customer to continue purchasing product at 1999 and 1998 levels in the future. To date the Company has been able to replace most of the lost volume from this customer with higher margin sales to other customers, however there can be no assurance that the Company will be able to continue to replace the lost volume with sales to other customers. This customer represented 37 percent and 34 percent of the accounts receivable balance at December 31, 1999 and 1998, respectively and 9 percent of accounts receivable at April 30, 2000. The balance outstanding at April 30, 2000 for this customer was collected in the first quarter of fiscal year 2001. During the four months ended April 30, 2000, approximately 9 percent of the Company's sales were derived from sales to nine major horse trailer manufacturers in the U.S.

Backlog

    The Company's customers generally order products for immediate delivery, and the Company generally is able to meet such demand. However, at April 30, 2000, due to logistical and delivery constraints caused by cross country delivery of the Company's products, the Company had a backlog of approximately $342,000. This backlog turned during the first quarter of fiscal 2001. The stated backlog is not necessarily indicative of Company sales for any future period nor is a backlog any assurance that the Company will realize a profit from filling the orders. The backlog at December 31, 1999 and 1998 was approximately $211,000 and $440,000, respectively.

Intellectual Property

    The Company has a portfolio of intellectual properties employed in its business including trademarks, tradenames, trade secrets and know-how. The Company is contemplating whether to implement a program of filing for patent protection on certain of its intellectual properties. Currently, the Company protects its proprietary and trade secret information and know-how by the use of confidentiality agreements and other security measures. There can be no assurance that these measures will provide adequate protection for its proprietary and trade secret information and know-how. The Company's business may be adversely affected by competitors that independently develop substantially equivalent products, equipment and processes. The Company uses the following trademarks and tradenames: RB Rubber Products®, Bounce Back®, Tenderfoot, Monster Mat, Arobitile, Shower Tile, and Pooch Mat. The Company is not aware of any conflicting uses of its material trademarks and tradenames. The Company does not maintain any intellectual property insurance coverage.

Research and Development

    Research and development expenses totaled $32,949 and $49,405 during the four months ended April 30, 2000 and 1999 (unaudited), respectively. The Company expensed $105,403 and $150,051 on research and development activities during the years ended December 31, 1999 and 1998, respectively.

Environmental Regulations

    The Company's operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants in the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of certain materials, substances and wastes. To the best of the Company's knowledge, the Company's operations are in substantial compliance with the terms of all applicable environmental laws and regulations as currently interpreted. While historically the Company has not had to make significant capital expenditures for environmental compliance, the Company cannot predict with any certainty its future capital expenditures for environmental compliance because of continually changing compliance standards and technology. Furthermore, actions by federal, state and local governments concerning environmental matters could result in laws or regulations that could increase the cost of producing the products manufactured by the Company or otherwise adversely affect the demand for its products. The Company has not purchased any separate insurance policies for environmental liabilities and does not presently anticipate a need for such coverage in the future.

Employees

    At April 30, 2000, the Company had 85 employees. None of the Company's employees are covered by collective bargaining agreements, and the Company believes its relations with its employees are good.

Item 2. Description of Property

    The Company's corporate headquarters, mat and molded product manufacturing space are housed in the same facility, which is located in McMinnville, Oregon, approximately 35 miles southwest of Portland, Oregon. The facility consists of approximately 34,000 square feet of space on approximately four acres of land, all of which is owned by the Company. During 1998, the Company added approximately 10,000 square feet of manufacturing space to the existing facility to house the Company's molded products division, including equipment purchased from Iowa Mat Company. At April 30, 2000, the Company had an outstanding note collateralized by this facility payable at 7.97 percent interest, payable $8,373 per month including interest, through August 15, 2008 at which time the remaining balance of $695,954 becomes due. The Company also operates RB Recycling, Inc., a tire collection and processing facility and a 100 percent owned subsidiary of the Company, located on approximately 2 acres of land in north Portland, Oregon. The property includes a modular office space, processing facility and maintenance shop. RB Recycling, Inc. leases the property under operating leases that expire in 2004.

Item 3. Legal Proceedings

    As of the date of filing of this Form 10-KSB, there were no material, pending legal proceedings to which the Company or its subsidiaries were a party. From time to time, the Company may become involved in ordinary regulatory matters or legal proceedings incidental to the business of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

    The annual meeting of the shareholders of the Company was held on April 25, 2000, at which the following actions were taken:

1.
The shareholders elected the seven nominees for Director to the Board of Directors of the Company. The seven Directors elected, along with the voting results are as follows:
Name	No. of Shares Voting For	No. of Share Withheld Voting
Marvin S. Wool	2,583,170	81
Ronald L. Bogh	2,583,170	81
Paul M. Gilson	2,583,251	—
Gregory J. Divis	2,583,251	—
Sandon L. Wool	2,583,251	—
Lawrence J. Young	2,583,251	—
Leland B. Curtis	2,583,251	—

2.
The shareholders approved the Directors Stock Option Plan, which provides for the issuance of up to 400,000 shares of the Company's common stock. Voting results are as follows:
No. of Shares Voting For	No. of Shares Withheld Voting	No. of Shares Not Voted
2,104,196	65,785	413,270

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

    The Company's Common Stock is quoted on the National Association of Securities Dealers Automated Quotation System—Small Cap Market (Nasdaq—Small Cap) under the symbol RBBR. The following table sets forth the high and low sales prices (adjusted for a 20% common stock split-up effected in the form of a dividend in December 1999) as reported by Nasdaq—Small Cap for the periods indicated.

	High	Low
Year Ended December 31, 1998
Quarter 1	$3.23	$2.50
Quarter 2	3.33	1.98
Quarter 3	2.61	1.30
Quarter 4	1.98	0.93
Year Ended December 31, 1999
Quarter 1	$2.78	$0.87
Quarter 2	2.30	1.30
Quarter 3	1.56	1.13
Quarter 4	2.22	1.08
Transition Period (January 1, 2000 through April 30, 2000)	$3.75	$2.03
First Quarter of Fiscal 2001 (through June 15, 2000)	$3.38	$2.50

    The number of shareholders of record and approximate number of beneficial holders on June 15, 2000 was 130 and 638, respectively. There were no cash dividends declared or paid during 1999 and 1998 or during the four months ended April 30, 2000. The Company does not anticipate declaring such dividends in the foreseeable future.

    On April 9, 1999 the Company announced an agreement that provided for a tender offer to be made by Dash Multi-Corp, Inc. (Dash), a private company located in St. Louis, Missouri. Through its tender offer, Dash purchased 1,880,955 shares (70 percent) of the Company's outstanding Common Stock for $2.50 per share on June 3, 1999. The Company's three largest shareholders, who were officers and/or directors prior to the tender offer of the Company's Common Stock, tendered a total of 1,122,649 shares to Dash pursuant to its offer.

Item 6. Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

    The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the financial statements and notes thereto of the Company included elsewhere in this Form 10-KSB. This Form 10-KSB contains forward-looking statements. Discussions containing such forward-looking statements may be found in the material set forth below and under "Description of Business," as well as in the Form 10-KSB generally. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors set forth in this Form 10-KSB generally.

Results of Operations

    The following table sets forth, as a percentage of sales, certain statement of operations data for the four months ended April 30, 2000 and 1999 and the years ended December 31, 1999 and 1998:

	Four Months Ended April 30,		Years Ended December 31,
	2000	1999	1999	1998
		(Unaudited)
Sales, net	100%	100%	100%	100%
Cost of sales	62	68	65	70

Gross profit	38	32	35	30
Selling expenses	9	8	8	10
General and administrative expenses	15	15	14	15
Loss on disposal of equipment	—	—	1	—
Loss on impairment of long-term assets	—	—	1	5

Operating income	14	9	11	—
Other expense	(2)	(3)	(3)	(2)

Income (loss) before income taxes	12	6	8	(2)
Income tax (expense) benefit	(5)	(2)	(3)	1

Net income (loss)	7	4	5	(1)

FOUR MONTHS ENDED APRIL 30, 2000 COMPARED TO THE FOUR MONTHS ENDED APRIL 30, 1999

    Sales.  Sales decreased 2.6 percent to $3.3 million for the four months ended April 30, 2000 compared with $3.4 million for the four months ended April 30, 1999 (unaudited). The decrease was primarily attributable to a slow down in agribusiness sales and an approximate 50 percent decrease in sales from the Company's largest customer. The Company is continuing to develop new markets for its matting products, which generally yield a higher gross margin return to the Company.

    Gross Profit.  Gross profit increased to $1.3 million (37.5 percent of net sales) for the four months ended April 30, 2000 compared with $1.1 million (31.7 percent of net sales) for the four months ended April 30, 1999 (unaudited). Improved utilization of lower cost raw materials and a 12 percent increase in production levels from the matting division were the primary factors that increased gross profit as a percent of net sales during the four months ended April 30, 2000. The Company's raw materials include tire chips, buffings and granulated rubber. Historically, the Company purchased its lowest cost raw material (tire chips) from Waste Recovery, Inc.'s ("WRI's") Portland Plant. With the purchase of WRI's Portland plant, combined with certain improvements made to the Company's processing and mat manufacturing plant in McMinnville, the Company has been able to increase its supply of tire chips and improve its overall tire chip processing and mat manufacturing capacity. As a result, the Company increased its supply of low cost tire chips from 44.7 percent of total raw materials during the four months ended April 30, 1999 (unaudited) to 52.7 percent during the four months ended April 30, 2000. Additionally, the Company has increased it's mat manufacturing capacity and, as a result, increased overall mat production by 12 percent during the four months ended April 30, 2000 compared with the four months ended April 30, 1999. The Company continues to make processing improvements at its tire recovery and processing plant in Portland and at its tire chip processing and mat manufacturing facility in McMinnville in order to allow the Company to produce and process more tire chips and improve mat making capacity.

    Selling Expenses.  Selling expenses increased 3.7 percent to $300,000 for the four months ended April 30, 2000 (9.0 percent of net sales) compared to $290,000 (8.4 percent of net sales) for the four months ended April 30, 1999 (unaudited). The increase as a percentage of sales in primarily related to the Company's continued efforts to develop new markets for its products while maintaining level marketing, advertising, payroll and other selling related expenses combined with a slight decrease in sales volume during the four months ended April 30, 2000.

    General and Administrative Expenses.  General and administrative expenses increased 1.0 percent to $502,000 (15.0 percent of net sales) for the four months ended April 30, 2000 from $497,000 (14.5 percent of net sales) for the four months ended April 30, 1999 (unaudited). In April 2000, the Board of Directors agreed to increase the monthly management fee paid to Dash Multi-Corp from $6,000 to $25,000 beginning May 1, 2000.

    Income Taxes.  Income tax expense, totaling $171,000 for the four months ended April 30, 2000, was recorded at an estimated effective rate of approximately 43.9 percent, compared to $81,000 in the four months ended April 30, 1999 (unaudited) at an effective rate of approximately 39.2 percent.

    Net Income.  Net income increased to $219,000 (6.6 percent of net sales) for the four months ended April 30, 2000 from $126,000 (3.7 percent of net sales) for the four months ended April 30, 1999 (unaudited). The increase is primarily a result of increased gross profit and level operating expenses as a percentage of net sales as discussed above.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31,1998

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

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has financed its operations and capital expenditures through the private sale of equity securities, cash from operations, conventional bank financings and leasing arrangements. Cash and cash equivalents decreased $83,000 to $1.4 million at April 30, 2000 from $1.5 million at

December 31, 1999. This decrease was primarily a result of $298,000 used for the purchase of equipment, $110,000 for the payment of long-term debt and capital lease obligations offset by $316,000 in net cash provided by operations.

    Working capital at April 30, 2000 was $2.2 million, including $1.4 million of cash, $799,000 of accounts receivable and $1.2 million of inventory. Working capital at December 31, 1999 and 1998 was $2.1 million and $542,000, respectively. The current ratios at April 30, 2000, December 31, 1999 and 1998 were 2.60:1, 2.41:1 and 1.39:1, respectively. Working capital improvement in 1999 and the four months ended April 30, 2000 is directly related to positive operating cash flow results in 1999 and 2000.

    Accounts receivable decreased $280,000 to $799,000 at April 30, 2000 compared to $1.1 million at December 31, 1999. The decrease in accounts receivable was related to decreased agribusiness sales during April 2000 and an approximate 50 percent decrease in sales to the Company's largest customer during the four months ended April 30, 2000. Therefore, days sales outstanding decreased to 29 days at April 30, 2000 compared to 34 days and 35 at December 31, 1999 and 1998, respectively.

    Inventories increased $373,000 to $1.2 million at April 30, 2000 from $823,000 at December 31, 1999. The increase in inventories was related to decreased sales in April 2000 as noted above. Inventories increased $56,000 to $823,000 at December 31, 1999 from $767,000 at December 31, 1998 due primarily to the building of finished goods inventory in order to help ensure adequate quantities are available to meet anticipated demand for the Company's molded products. Inventory turned approximately 2 times (6 times on an annualized basis) during the four months ended April 30, 2000 compared with approximately 9 and 8 times during 1999 and 1998, respectively.

    Accounts payable and accrued expenses increased to $980,000 at April 30, 2000 compared with $746,000 and $731,000 at December 31, 1999 and 1998, respectively. This increase is primarily related to increases in accrued payroll, accrued workers compensation and accrued medical benefits as a result of changes in timing of payments.

    Capital expenditures for the four months ended April 30, 2000 and for the year ended December 31, 1999 totaled $298,000 and $541,000, respectively. These capital expenditures primarily resulted from the addition of equipment to further automate production and handling of matting and molded products and from improvements made to the Company's tire chip processing equipment to help increase crumb rubber production.

    On January 29, 1999, the Company, through a newly created, 100 percent owned subsidiary, RB Recycling, Inc., purchased certain assets related to a tire recovery and processing plant in Portland, Oregon from Dallas, Texas based Waste Recovery, Inc. (WRI). The total purchase price was $785,367, consisting of $450,000 in cash, which was financed from the proceeds of a five-year note with a commercial bank, $195,367 in cash from the Company's existing operating line of credit and $140,000 in cash from existing cash balances. The acquisition was accounted for as a purchase.

    Notes payable, both current and long-term, decreased $38,000 to $1.3 million during the four months ended April 30, 2000. Additionally, notes payable, both current and long-term, decreased $719,000 to $1.4 million at December 31, 1999 compared to $2.1 million at December 31, 1998, as a result of paying off certain long-term debt used to finance the purchase of Iowa Mat Company assets in 1998.

    Capital lease obligations, both current and long-term, decreased $72,000 to $1.3 million during the four months ended April 30, 2000 from $1.4 million at December 31, 1999. Additionally, capital lease obligations, both current and long-term, increased $324,000 to $1.4 million at December 31, 1999 compared to $1.1 million at December 31, 1998, as a result of a sale/leaseback transaction in 1999 to refinance the molded products division equipment and tire chip processing equipment purchased in 1998 and early 1999.

    At April 30, 2000, the Company had a $1,000,000 operating line of credit, which bore interest at prime, 9.0 percent at April 30, 2000. This line of credit expires August 1, 2000. The Company had no outstanding balance under this line of credit at April 30, 2000. Under the terms of this line-of-credit agreement, the Company is required to maintain certain financial covenants. At April 30, 2000, the Company was in compliance with all of its covenants.

    The Company believes its existing cash, cash generated from operations and available credit facilities will be sufficient to fund its operations for the next 12 months.

    Inflation.  The Company believes that the impact of inflation on its results of operations for the four months ended April 30, 2000 and 1999 and for the years ended December 31, 1999 and 1998 was not material.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

Name	Age	Position with Company	Has Been a Director Since
Marvin S. Wool	71	Chairman of the Board	June 1999
Ronald L. Bogh	57	Director and President	1985
Paul M. Gilson	52	Director and Senior Vice President	June 1999
Gregory J. Divis	59	Director, Vice President and Secretary	June 1999
Sandon L. Wool	46	Director	June 1999
Lawrence J. Young	56	Director	June 1999
Leland B. Curtis	56	Director	October 1999

    Mr. Sandon L. Wool is the son of Mr. Marvin S. Wool. Otherwise, there are no family relationships among any director or executive officer of the Company.

    Marvin S. Wool was named the Chairman of the Board in June 1999. Since 1973, Mr. Wool has served as the President, Chief Executive Officer and Chairman of the Board of Dash Multi-Corp, Inc., a St. Louis, Missouri based holding company for subsidiary companies located in Georgia, Mississippi, Missouri, New Jersey, North Carolina and California that are in the chemical, cloth coating and floor covering industries. Mr. Wool is also Chairman of the Board of Directors of Allegiant Bancorp, Inc. in St. Louis, Missouri.

    Ronald L. Bogh founded the Company in 1985 and was named President of the Company. Mr. Bogh served as Chairman of the Board and Chief Executive Officer from 1995 to June 1999. Prior to his founding of the Company in 1985, Mr. Bogh was the Southern U.S. Sales Manager for Cascade Steel in McMinnville, Oregon.

    Paul M. Gilson joined the Company in 1990 as Vice President of Operations and has served as Senior Vice President since 1996. Mr. Gilson served as Chief Operating Officer, Secretary and Treasurer from 1996 to June 1999. Prior to joining the Company, Mr. Gilson was a commercial account executive with Hagan Hamilton Insurance in McMinnville, Oregon.

    Gregory J. Divis was named Director, Vice President and Secretary of the Company in June 1999. Mr. Divis has served as a Director of Dash Multi-Corp since 1988 and as Senior Vice President of Subsidiaries for Dash Multi-Corp, Inc. since 1995.

    Sandon L. Wool was named a Director of the Company in June 1999. Mr. Sandon L. Wool has served as a Director of Dash Multi-Corp, Inc. since 1980 as Vice President and Secretary since 1994. Mr. Sandon L. Wool has also been President of Dash Multi-Corp's MarChem Corporation subsidiary since 1997.

    Lawrence J. Young was named Director of the Company in June 1999. Mr. Young is a CPA and the retired Chairman and Chief Executive Officer of Angelica Corporation (textile and uniform rental, laundry and sales) of Chesterfield, Missouri. Mr. Young served as Chairman and Chief Executive Officer of Angelica Corporation from 1990 to July 1997 and as Executive Vice President from August 1997 to June 1998.

    Leland B. Curtis was named Director of the Company in October 1999. Mr. Curtis has been a partner with the St. Louis, Missouri based law firm of Curtis Oetting Heinz Garrett & Soule since 1986. Mr. Curtis is on the Board of Directors of Allegiant Bancorp, Inc. in St. Louis, Missouri.

Executive Officers

    The names, ages and positions of the Company's executive officers are as follows:

Name	Age	Current Position(s) with Company	Since
Ronald L. Bogh	57	President	1996
Paul M. Gilson	52	Senior Vice President	1996
Gregory J. Divis	59	Vice President and Secretary	1999

    For information on the business backgrounds of Messrs. Bogh, Gilson and Divis, see "Nominees for Director" above.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers and Directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons, the Company believes that, for the four months ended April 30, 2000, all executive officers, Directors and greater than 10% shareholders complied with all applicable filing requirements, except for those disclosed in previous filings.

Item 10. Executive Compensation

Summary of Cash and Certain Other Compensation

    The following table provides certain summary information concerning compensation awarded to, earned by or paid to Ronald L. Bogh, the Company's President and Paul M. Gilson, Senior Vice President (the "named executive officers"), for calendar years 1999 and 1998. In addition, certain information is provided on an annualized basis for the fiscal year ended April 30, 2000.

SUMMARY COMPENSATION TABLE

			Annual Compensation
Name and Principal Position	Year		Salary ($)	Bonus ($)	Other Annual Compensation ($)		All Other Compensation ($)(1)
Ronald L. Bogh(2)	2000	(4)	166,415	28,611	1,953	(3)	2,200
President	1999		156,877	20,000	1,065	(3)	2,200
	1998		140,184	—	—		2,008
Paul M. Gilson	2000	(4)	113,400	8,583	—		418
Sr. Vice President	1999		109,886	6,000	—		418
	1998		96,000	—	—		410

(1)
Amounts include Company paid premiums on a life insurance policy benefiting Mr. Bogh and Mr. Gilson.

(2)
Until June 1999, Mr. Bogh also served as Chairman of the Board and Chief Executive Officer of the Company. Subsequent to June 1999, the Company does not have a Chief Executive Officer.

(3)
Country Club dues paid on behalf of Mr. Bogh as per Mr. Bogh's employment agreement.

(4)
Reflects information for the twelve months ended April 30, 2000.

Options Granted in Last Fiscal Year

    The following table contains information concerning the grant of stock options under the Company's Directors Stock Option Plan (the "Plan") to the named executive officers during the twelve months ended April 30, 2000.

OPTION GRANTS IN LAST FISCAL YEAR

					Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
Individual Grants(1)
		% of Total Options Granted to Employees in Fiscal Year
Name	Number of Securities Underlying Options Granted		Exercise Price ($/Sh.)	Expiration Date	5% ($)	10% ($)
Ronald L. Bogh	7,000	12.3%	$3.42	04/25/05	$6,614	$14,616
Paul M. Gilson	7,000	12.3%	$3.42	04/25/05	$6,614	$14,616

(1)
Options granted to the named executive officers in fiscal 2000 were 100% vested on April 25, 2000, the date of grant.

(2)
These calculations are based on certain assumed annual rates of appreciation as required by rules adopted by the Securities and Exchange Commission requiring additional disclosure regarding executive compensation. Under these rules, an assumption is made that the shares underlying the stock options shown in this table could appreciate at rates of 5% and 10% per annum on a compounded basis over the five-year term of the stock options. Actual gains, if any, on stock option exercises are dependent on the future performance of the Company's Common Stock and overall stock market conditions. There can be no assurance that amounts reflected in this table will be achieved.

Option Exercises and Holdings

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES(1)

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options At FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options At FY-End ($)(2) Exercisable/ Unexercisable
Ronald L. Bogh	—	—	7,000/—	—/—
Paul M. Gilson	—	—	60,200/12,800	$76,472/$11,368

(1)
Last "Fiscal Year" represents the twelve months ended April 30, 2000 and "FY-End" represents April 30, 2000.

(2)
Market value of the underlying securities at April 30, 2000, $3.31 per share, minus exercise price of the unexercised options.

Director Compensation

    Non-employee, non-salaried directors receive $250 per meeting they attend where official Board action is taken, including special meetings, annual meetings and telephonic meetings, plus out-of-pocket expenses associated with attending such meetings. Employee, salaried directors receive no additional cash compensation beyond their salaries for attending any Board meetings.

    As of the date of each annual shareholders meeting, each Director who has been a member of the Board for at least three months will also receive an option to purchase 7,000 shares of the Company's common stock. Each option will continue for a term of five years, with a per-share exercise price of 115 percent of the average closing price of the Company's stock for the two week period preceding the annual shareholders meeting. All options will be fully vested and exercisable upon grant. Directors who are also employees of the Company (or a related corporation) will receive incentive stock options, designed to qualify under Section 422 of the Internal Revenue Code. Directors who are not also employees of the Company (or a related corporation) will receive nonqualified stock options.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND
CHANGE-IN-CONTROL ARRANGEMENTS

Change-in-Control Transaction

    On June 3, 1999, Dash Multi-Corp, Inc., a Missouri corporation ("Dash"), completed the purchase of 1,880,955 shares of the Company's Common Stock at a purchase price of $2.50 per share. The 1,880,955 shares of Common Stock of the Company purchased by Dash represented approximately 70.0% of the total issued and outstanding shares of the Company's Common Stock. Dash purchased the Common Stock pursuant to a tender offer by Dash to the shareholders of the Company as contemplated by the Stock Purchase Agreement.

Change-in-Control Arrangements

    In the event of a change in control of the Company, unless otherwise determined by the Board of Directors prior to the occurrence of such change in control, any options or portions of such options outstanding as of the date such change in control is determined to have occurred, that are not yet fully vested on such date, shall become immediately exercisable in full. In April 1999, the Board of Directors determined not to accelerate the vesting of stock options that otherwise would have resulted from the acquisition of 70% of the Company's Common Stock by Dash Multi-Corp, Inc.

Termination Agreement

    In January 1998, the Company signed a Non-Competition, Price Guaranty and Release Agreement (the Agreement) with Mr. Doug Nelson, the Company's former Chief Financial Officer. At that time, Mr. Nelson remained on the Board of Directors. Pursuant to the Agreement, the Company was required to pay Mr. Nelson an amount equal to the difference between the gross selling price per share of the Company's Common Stock for up to 2,400 shares per month and $3.33 per share for each share sold at less than $3.33 per share. The maximum amount that the Company was obligated to pay Mr. Nelson was $59,000 in any given calendar year. During 1998, Mr. Nelson sold 25,200 shares of the Company's Common Stock and the Company paid Mr. Nelson a total of $10,875 during 1998 under this Agreement. The Agreement was amended to allow Mr. Nelson to sell an additional 3,600 shares under this Agreement during 1999. In March 1999, Mr. Nelson sold 4,800 shares of the Company's Common Stock and the Company paid Mr. Nelson a total of $8,000 under the Agreement. Mr. Nelson resigned from the Board and the Agreement was terminated in June 1999 in connection with the acquisition of 70% of the Company's Common Stock by Dash Multi-Corp, Inc. At April 30, 2000, Mr. Nelson held 65,543 shares of the Company's Common Stock.

Employment Contracts

    Ronald L. Bogh.  In June 1999, the Company, Dash Multi-Corp and Ronald L. Bogh agreed to a three year Employment Agreement with compensation at the rate of: (a) $160,800 per annum in year one, (b) $170,400 per annum in year two, and (c) $180,000 per annum in year three. The compensation rate may change at the sole discretion of Dash Multi-Corp, as directed by the Company. Mr. Bogh's compensation under the Employment Agreement also includes the use of a Company owned vehicle, medical and health care coverage, life insurance coverage, country club dues and a bonus plan. A Continuance of Employment Agreement becomes effective upon expiration of the Employment Agreement or early termination of employment. Under this agreement Mr. Bogh is to receive $60,000 per annum through December 2008 for services as a technical advisor to operational and management functions of the Company.

    Paul M. Gilson.  In June 1999, the Company, Dash Multi-Corp and Paul M. Gilson agreed to a four year Employment Agreement with compensation at the rate of: (a) $114,000 per annum in year one, (b) $120,000 per annum in year two, (c) $126,000 per annum in year three, and (d) $132,000 per annum in year four. The compensation rate may change at the sole discretion of Dash Multi-Corp, as directed by the Company. Mr. Gilson's compensation under the Employment Agreement also includes the use of a Company owned vehicle, medical and health care coverage, life insurance coverage and a bonus plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of July 17, 2000 as to (i) each person who is known by the Company to own beneficially 5% or more of the outstanding shares of Common Stock, (ii) each Director or Nominee for Director of the Company, (iii) each of the executive officers named in the Summary Compensation Table below and (iv) all Directors and executive officers as a group. Except as otherwise noted, the Company believes the persons listed below have sole investment and voting power with respect to the Common Stock owned by them.

	Common Stock
Five Percent Shareholders, Directors, Director Nominees and Named Executive Officer	Shares Beneficially Owned (1)	Approximate Percentage Owned
Dash Multi-Corp, Inc. (2)	1,880,955	70.0%
Marvin S. Wool (2)(3)(7)	1,887,955	70.1%
Ronald L. Bogh (4)(5)	228,781	8.5%
Paul M. Gilson (6)	74,360	2.7%
Gregory J. Divis (7)	7,000	0.3%
Sandon L. Wool (7)	7,000	0.3%
Lawrence J. Young (7)	11,000	0.4%
Leland B. Curtis (7)	8,440	0.3%
All Directors and executive officers as a group (7 persons) (8)	2,224,536	79.8%

(1)
Applicable percentage of ownership is based on 2,687,139 shares of Common Stock outstanding as of July 17, 2000 together with applicable options for such beneficial owners. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting and investment power with respect to such shares. Shares of Common Stock subject tooptions currently exercisable or exercisable within 60 days after July 17, 2000 are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

(2)
The address for such person/business is 2500 Adie Road, Maryland Heights, Missouri 63043.

(3)
1,880,955 such shares are held of record by Dash Multi-Corp, Inc. As the controlling shareholder of Dash Multi-Corp, Inc., Mr. Wool may be deemed to share beneficial ownership of such shares. Mr. Wool disclaims all such beneficial ownership.

(4)
The address for such person is 904 E. 10th Avenue, McMinnville, Oregon 97128.

(5)
Includes 17,529 shares of the Company's Common Stock held by Mr. Bogh's children for which Mr. Bogh has sole voting power pursuant to a voting agreement dated April 15, 1995 and 7,000 shares subject to options exercisable within 60 days of July 17, 2000.

(6)
Includes 60,200 shares subject to options exercisable within 60 days of July 17, 2000.

(7)
Includes 7,000 shares subject to options exercisable within 60 days of July 17, 2000.

(8)
Includes 102,200 shares subject to options exercisable within 60 days of July 17, 2000 and 17,529 shares of the Company's Common Stock held by Mr. Bogh's children for which Mr. Bogh has sole voting power pursuant to a voting agreement dated April 15, 1995.

Item 12. Certain Relationships and Related Transactions

    MarChem Pacific, Inc., a wholly-owned subsidiary of Dash, is the Company's primary supplier of bonding materials used in its mat-making process. During the four months ended April 30, 2000 the Company paid a total of $289,384 to MarChem Pacific for bonding materials. At April 30, 2000, the Company owed MarChem Pacific $78,505, for the bonding materials purchased.

    The Company also paid Dash $24,000 for management fees and $24,875 to Conway Air Corp. ("Conway"), a subsidiary of Dash, for travel services provided to the Company during the four months ended April 30, 2000. In April 2000, the Board of Directors agreed to increase the monthly management fee paid to Dash from $6,000 to $25,000 beginning May 1, 2000. At April 30, 2000, the Company owed Dash and Conway $18,538 for management fees, travel services and other company related expenses.

    Management of the Company believes that all related party transactions were conducted at arms-length rates and conditions.

Item 13. Exhibits and Reports on Form 8-K

Exhibits

    The following exhibits are filed herewith and this list is intended to constitute the exhibit index. An asterisk (*) beside the exhibit number indicates the subset of the exhibits containing each management contract, compensatory plan, or arrangement required to be identified separately in this report.

Exhibit Number	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
4.1	Reference is made to Exhibits 3.1 and 3.2(1)
4.2	Form of Common Stock Certificate(1)
10.1*	R-B Rubber Products, Inc. 1995 Stock Option Plan(1)
10.2*	Form of Stock Option Agreement(1)
10.3*	Amendment No. 1 to R-B Rubber Products, Inc. 1995 Stock Option Plan(3)
10.4*	Employment Agreement dated effective June 3, 1999 between R-B Rubber Products, Inc. and Ronald L. Bogh(9)
10.5*	Employment Agreement dated effective June 3, 1999 between R-B Rubber Products, Inc. and Paul M. Gilson(9)
10.6*	R-B Rubber Products, Inc. Directors Stock Option Plan(11)
10.7	$992,000 Business Loan Agreement by and between KeyBank National Association and R-B Rubber Products, Inc., dated August 3, 1998.(5)
10.8	$450,000 Business Loan Agreement, dated January 19, 1999, by and between KeyBank National Association and R-B Rubber Products, Inc.(6)
10.9	$1,000,000 Line of Credit Agreement by and between KeyBank National Association and R-B Rubber Products, Inc. dated July 31, 1998.(5)
10.10	Amendment No. 1 (Extension Agreement) dated September 1, 1999 to Line of Credit Agreement dated July 31, 1998.(8)
10.11	Funding Agreement, dated May 12, 1997, by and between Keycorp Leasing Ltd. and R-B Rubber Products, Inc.(2)

10.12	Consent to Assignment and Agreement and Assignment of Purchase Agreement, dated May 12, 1997, by R-B Rubber Products, Inc. to Keycorp Leasing Ltd.(2)
10.13	Master Lease Agreement, dated as of May 12, 1997 by and between KeyCorp Leasing Ltd. and R-B Rubber Products, Inc.(3)
10.14	Schedule, dated December 22, 1997, to Master Lease Agreement dated as of May 12, 1997 by and between KeyCorp Leasing Ltd. and R-B Rubber Products, Inc.(7)
10.15	Schedule, dated February 2, 1999, to Master Lease Agreement dated as of May 12, 1997, by and between KeyCorp Leasing Ltd. and R-B Rubber Products, Inc.(7)
10.16	Master Lease Agreement, dated as of October 19, 1995 by and between U.S. Bancorp Leasing & Financial and R-B Rubber Products, Inc.
10.17	Schedule, dated October 19, 1995, to Master Lease Agreement dated as of October 19, 1995 by and between U.S. Bancorp Leasing & Financial and R-B Rubber Products, Inc.
10.18	Schedule, dated June 4, 1998, to Master Lease Agreement dated as of October 19, 1995, by and between U.S. Bancorp Leasing & Financial and R-B Rubber Products, Inc.(4)
10.19	Schedule, dated December 8, 1998, to Master Lease Agreement dated as of October 19, 1995, by and between U.S. Bancorp Leasing & Financial and R-B Rubber Products, Inc.(7)
10.20	Lease Agreements dated December 21, 1999 between Banc of America Leasing & Capital, LLC and RB Rubber Products, Inc. together with Schedules thereto.(10)
21	Subsidiaries of the Registrant(7)
23.1	Consent of Arthur Andersen LLP
23.2	Consent of Morrison and Liebswager
27	Financial Data Schedule

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

(3)
Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 30, 1998.

(4)
Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998, as filed with the Securities and Exchange Commission on August 13, 1998.

(5)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998, as filed with the Securities and Exchange Commission on November 12, 1998.

(6)
Incorporated by reference to Exhibits to the Registrant's Form 8-K dated January 29, 1999 and as filed with the Securities and Exchange Commission on February 10, 1999.

(7)
Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 24, 1999.

(8)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, as filed with the Securities and Exchange Commission on November 15, 1999.

(9)
Incorporated by reference to Exhibits to the Registrant's Solicitation/Recommendation Statement on Form 14D-9, as filed with the Securities and Exchange Commission on April 19, 1999.

(10)
Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 29, 2000.

(11)
Incorporated by reference to Exhibits to Registrant's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on April 24, 2000.

Reports on Form 8-K

    During the four months ended April 30, 2000, the Company filed one Report on Form 8-K dated February 21, 2000 under Item 8. Change in Fiscal Year.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 27, 2000

R-B RUBBER PRODUCTS, INC.
By:	/s/ RONALD L. BOGH Ronald L. Bogh President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities indicated on July 27, 2000:

Signature	Title

/s/ MARVIN S. WOOL Marvin S. Wool	Chairman of the Board
/s/ RONALD L. BOGH Ronald L. Bogh	President
/s/ MICHAEL J. HIGHLAND Michael J. Highland	Controller (Principal Accounting and Financial Officer)
/s/ PAUL M. GILSON Paul M. Gilson	Director and Senior Vice President
/s/ GREGORY J. DIVIS Gregory J. Divis	Director, Vice President and Secretary
/s/ SANDON L. WOOL Sandon L. Wool	Director
/s/ LAWRENCE J. YOUNG Lawrence J. Young	Director
/s/ LELAND B. CURTIS Leland B. Curtis	Director

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of
R-B Rubber Products, Inc.
McMinnville, Oregon

We have audited the accompanying consolidated balance sheets of R-B Rubber Products, Inc., and subsidiary as of April 30, 2000 and December 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the four month period ended April 30, 2000 and the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R-B Rubber Products, Inc. and subsidiary as of April 30, 2000 and December 31, 1999, and the results of its operations and its cash flows for the four month period ended April 30, 2000 and the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP
Portland, Oregon
June 2, 2000

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of
R-B Rubber Products, Inc.
McMinnville, Oregon

We have audited the accompanying consolidated balance sheet of R-B Rubber Products, Inc., as of December 31, 1998 (as restated — see Note 2) and the related restated consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

Morrison & Liebswager, P.C.
Certified Public Accountants

Dated: March 22, 1999

R-B RUBBER PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

		December 31,
	April 30, 2000
		1999	1998
ASSETS
Current assets:
Cash and cash equivalents	$1,440,616	$1,523,656	$35,039
Accounts receivable, net of allowance of $51,336, $39,389 and $29,301	799,357	1,079,556	1,025,036
Inventories, net	1,196,642	823,160	767,482
Prepaid expenses and other	80,356	158,596	90,345
Deferred tax asset	38,000	28,824	—

Total current assets	3,554,971	3,613,792	1,917,902
Property, plant and equipment, net of accumulated depreciation of $3,160,401, $2,874,073 and $2,507,356	5,087,987	5,076,532	6,309,449
Deferred tax asset	17,000	—	—
Other assets	494,994	513,575	481,534

Total assets	$9,154,952	$9,203,899	$8,708,885

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$114,386	$113,866	$235,113
Current portion of capital lease obligations	232,386	224,466	148,409
Short-term line of credit	—	—	261,478
Accounts payable	611,161	546,667	672,663
Accrued expenses	368,460	198,945	57,996
Income taxes payable	39,231	417,404	—

Total current liabilities	1,365,624	1,501,348	1,375,659
Long-term debt, net of current portion	1,198,240	1,236,861	1,573,456
Capital lease obligations, net of current portion	1,077,311	1,157,468	909,977
Deferred income taxes	—	13,550	133,678

Total liabilities	3,641,175	3,909,227	3,992,770

Commitments and contingencies
Shareholders' equity:
Common stock, no par value, 20,000,000 shares authorized; 2,687,139 shares issued and outstanding	4,296,959	4,296,959	4,296,959
Retained earnings	1,216,818	997,713	419,156

Total shareholders' equity	5,513,777	5,294,672	4,716,115

Total liabilities and shareholders' equity	$9,154,952	$9,203,899	$8,708,885

The accompanying notes are an integral part of these statements.

R-B RUBBER PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Four Months Ended April 30,		Year Ended December 31,
	2000	1999	1999	1998
		(Unaudited)
Sales, net	$3,341,918	$3,432,295	$10,763,757	$8,592,368
Cost of sales	2,088,513	2,344,718	6,956,188	5,988,314

Gross profit	1,253,405	1,087,577	3,807,569	2,604,054

Operating expenses:
Selling	300,162	289,554	869,925	871,883
General and administrative	501,858	496,804	1,482,532	1,288,459
Loss on disposal of equipment	—	—	121,933	—
Loss on impairment of long-term assets	—	—	136,120	396,050

	802,020	786,358	2,610,510	2,556,392

Operating income	451,385	301,219	1,197,059	47,662

Other income (expense):
Interest income	21,263	199	858	5,940
Interest expense	(85,846)	(102,891)	(291,098)	(254,908)
Gain (loss) on sale of equipment	—	(3,747)	735	(5,979)
Other income, net	3,579	11,989	18,296	33,238

	(61,004)	(94,450)	(271,209)	(221,709)

Income (loss) before income taxes	390,381	206,769	925,850	(174,047)
Income tax (expense) benefit	(171,276)	(81,093)	(347,293)	69,299

Net income (loss)	$219,105	$125,676	$578,557	$(104,748)

Basic net income (loss) per share	$0.08	$0.05	$0.22	$(0.04)

Shares used in basic net income (loss) per share	2,687,139	2,687,139	2,687,139	2,666,975

Diluted net income (loss) per share	$0.08	$0.05	$0.21	$(0.04)

Shares used in diluted net income (loss) per share	2,746,321	2,719,097	2,713,539	2,666,975

The accompanying notes are an integral part of these statements.

R-B RUBBER PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the two years in the period ended December 31, 1999
and the four months ended April 30, 2000

	Common Stock
			Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 1997	2,607,139	$4,080,291	$523,904	$4,604,195
Issuance of Common Stock (Note 8)	80,000	216,668	—	216,668
Net loss	—	—	(104,748)	(104,748)

Balance at December 31, 1998	2,687,139	4,296,959	419,156	4,716,115
Net income	—	—	578,557	578,557

Balance at December 31, 1999	2,687,139	4,296,959	997,713	5,294,672
Net income	—	—	219,105	219,105

Balance at April 30, 2000	2,687,139	$4,296,959	$1,216,818	$5,513,777

The accompanying notes are an integral part of these statements.

R-B RUBBER PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Four Months Ended April 30,		Year Ended December 31,
	2000	1999	1999	1998
		(Unaudited)
Cash flows from operating activities:
Net Income (loss)	$219,105	$125,676	$578,557	$(104,748)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	304,897	353,828	983,371	740,674
Loss on impairment of long-term assets	—	3,747	136,120	396,050
Loss on disposal of equipment	—	—	121,198	5,979
Deferred income taxes	(39,726)	21,477	(148,952)	(104,356)
Changes in current assets and liabilities:
Accounts receivable, net	280,199	(196,253)	(54,520)	(114,556)
Inventories, net	(373,482)	4,784	(55,678)	(75,409)
Prepaid expenses and other	69,622	(21,870)	(130,518)	(52,607)
Accounts payable	64,494	(193,986)	(125,996)	268,453
Accrued expenses	169,515	89,886	140,949	(15,114)
Income taxes payable	(378,173)	47,991	417,404	(19,180)

Net cash provided by operating activities	316,451	235,280	1,861,935	925,186

Cash flows from investing activities:
Additions to property, plant and equipment	(297,784)	(167,236)	(541,045)	(1,995,460)
Cash paid for acquisitions (Note 8)	—	(785,367)	(785,367)	(600,000)
Proceeds from sale of equipment	—	—	—	13,100
Other, net	8,631	(17,242)	21,016	7,597

Net cash used in investing activities	(289,153)	(969,845)	(1,305,396)	(2,574,763)

Cash flows from financing activities:
Net borrowings (repayments) under short-term line of credit	—	124,062	(261,478)	261,478
Proceeds from long-term debt	—	450,000	450,000	1,592,000
Payments on long-term debt	(38,101)	(600,878)	(907,842)	(690,804)
Payments on capital lease obligations	(72,237)	(60,824)	(198,012)	(122,655)
Proceeds from sale/leaseback transactions	—	827,648	1,849,410	352,607

Net cash provided by (used in) financing activities	(110,338)	740,008	932,078	1,392,626

Increase (decrease) in cash and cash equivalents	(83,040)	5,443	1,488,617	(256,951)
Cash and cash equivalents:
Beginning of period	1,523,656	35,039	35,039	291,990

End of period	$1,440,616	$40,482	$1,523,656	$35,039

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

    On February 21, 2000 the Board of Directors of the Company voted to change the Company's fiscal year from a year ending December 31 to a year ending April 30. The financial statements presented include the transition period consisting of the four months ended April 30, 2000.

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

    During the four months ended April 30, 2000, approximately 13 percent of net sales were to one customer. Approximately 24 percent and 23 percent of the Company's net sales were to one customer during 1999 and 1998, respectively. The Company does not expect this customer to continue purchasing product at 1999 and 1998 levels in the future. To date the Company has been able to replace most of the lost volume from this customer with higher margin sales to other customers, however there can be no assurance that the Company will be able to continue to replace the lost volume with sales to other customers. This customer represented 9 percent of accounts receivable at April 30, 2000 and 37 percent and 34 percent of the accounts receivable balance at December 31, 1999 and 1998, respectively. The balance outstanding at April 30, 2000 for this customer was collected in the first quarter of fiscal 2001. During the four months ended April 30, 2000, approximately 9 percent of the Company's sales were derived from sales to nine major horse trailer manufacturers in the U.S.

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

    Property, Plant and Equipment.  Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred, whereas renewals and betterments are capitalized. Depreciation is provided using the straight-line method over the estimated useful lives of the applicable assets as follows:

Buildings and Improvements:	30 years
Machinery and Transportation Equipment:	5 - 14 years
Trucks and trailers	5 - 10 years
Office Furniture and Equipment:	3 - 7 years

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

    Goodwill.  Goodwill, related to the purchase of certain assets of Iowa Mat Company and WRI, is included in other non-current assets and totaled $259,724, $269,674 and $212,437, net of accumulated amortization of $49,960, $40,010 and $11,180, at April 30, 2000, December 31, 1999 and 1998, respectively. Goodwill is amortized on a straight-line basis over a 10-year period. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are less than the carrying amount of the goodwill. Based on this review, goodwill was written down by $396,050 during the fourth quarter of calendar 1998.

    Long-Lived Assets.  Long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Based on this review, the Company recorded a $136,120 loss on impairment of long-term assets in calendar 1999 related to certain business opportunities the Company is no longer pursuing. There were no other impairments to the carrying value of long-lived assets during the four months ended April 30, 2000 or the years ended December 31, 1999 or 1998, other than an impairment of goodwill (see above), at December 31, 1998.

    Research and Development.  Research and development is expensed as incurred. Included in general and administrative expense are expenditures for research and development of $32,949 and $49,405 for the four months ended April 30, 2000 and 1999 (unaudited), respectively. Research and Development expenses for 1999 and 1998 were $105,403 and $150,051, respectively.

    Advertising Costs.  Advertising costs are expensed when incurred. Total advertising costs were $19,788 and $21,448 for the four months ended April 30, 2000 and 1999 (unaudited), respectively. Advertising costs for 1999 and 1998 were $69,366 and $58,526, respectively.

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

    Following is a reconciliation of basic EPS and diluted EPS:

	2000			1999 (Unaudited)
Four Months Ended April 30,	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to Common Shareholders	$219,105	2,687,139	$0.08	$125,676	2,687,139	$0.05

Effect of Dilutive Securities:
Stock Options	—	59,182		—	31,958

Diluted EPS
Income available to Common Shareholders	$219,105	2,746,321	$0.08	$125,676	2,719,097	$0.05

    224,200 and 189,600 shares issuable pursuant to stock options and warrants have not been included in the above calculations for the four months ended April 30, 2000 and 1999 (unaudited), respectively since they would have been antidilutive.

	1999			1998
Year Ended December 31,	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Basic EPS
Income (loss) available to Common Shareholders	$578,557	2,687,139	$0.22	$(104,748)	2,666,975	$(0.04)

Effect of Dilutive Securities:
Stock Options	—	26,400		—	—

Diluted EPS
Income (loss) available to Common Shareholders	$578,557	2,713,539	$0.21	$(104,748)	2,666,975	$(0.04)

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

    Reclassifications.  Certain reclassifications have been made in the 1998 financial statements to conform with current period presentation. See Note 2.

2. PRIOR PERIOD ADJUSTMENT

    1998 financial statements have been restated to appropriately reflect certain leases formerly treated as operating leases that are in fact capital leases. These adjustments resulted in an increase to the net loss as previously reported in 1998 of $19,580 net of income tax benefits of $12,954 for the year ended December 31, 1998. These adjustments also resulted in an increase as of December 31, 1998 to property, plant and equipment and capital lease obligations of $996,418 and $1,058,386, respectively, and a decrease in retained earnings, as previously reported of $49,014 of which $29,434 was a decrease in previously reported retained earnings as of December 31, 1997.

3. INVENTORIES

	April 30, 2000	December 31, 1999	December 31, 1998
Raw Materials	$119,602	$117,696	$108,416
Finished Goods	1,048,084	691,037	636,521
Other	28,956	14,427	22,545

	$1,196,642	$823,160	$767,482

4. PROPERTY, PLANT AND EQUIPMENT

	April 30, 2000	December 31, 1999	December 31, 1998
Land	$167,750	$167,750	$167,750
Buildings and improvements	1,265,158	1,265,158	1,292,453
Machinery and equipment	6,024,681	5,926,040	6,635,871
Trucks and trailers	275,649	229,470	227,742
Office furniture and equipment	271,065	262,890	260,729

	8,004,303	7,851,308	8,584,545
Less—accumulated depreciation	(3,160,401)	(2,874,073)	(2,507,356)

	4,843,902	4,977,235	6,077,189
Construction in progress	244,085	99,297	232,260

	$5,087,987	$5,076,532	$6,309,449

    Depreciation expense was $286,329 and $327,640 for the four months ended April 30, 2000 and 1999 (unaudited), respectively, and $888,094 and $729,494 for the years ended December 31, 1999 and 1998, respectively. Machinery and equipment includes assets under capital leases, which totaled $1,169,567, $1,252,135 and $996,418 (net of accumulated amortization of $584,302, $502,034 and $261,439) at April 30, 2000 and December 31, 1999 and 1998, respectively.

5. SHORT-TERM LINE OF CREDIT

    The Company has a $1,000,000 operating line of credit with a commercial bank, which expires August 1, 2000 with interest at prime (9.0 percent at April 30, 2000). The line of credit is collateralized by accounts receivable and inventory. The Company had no amounts outstanding under the line of credit at April 30, 2000.

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

At April 30, 2000, the Company was in compliance with these covenants.

6. LONG-TERM DEBT

	April 30, 2000	December 31, 1999	December 31, 1998
Real estate mortgage at U.S. Treasury rate plus 2.5 percent (7.97 percent at April 30, 2000) adjusted every 5 years, payable in monthly payments of $8,373, including interest, with a balloon payment of $695,954 due on August 15, 2008, collateralized by real estate	$953,060	$960,680	$980,920
Bank term note at prime rate (9.0 percent at April 30, 2000), payable in monthly amount of $9,096, including interest through January 20, 2004, collateralized by equipment	355,312	380,730	—
Bank term note at 8.98 percent, payable in 59 payments of $8,555, including interest, through September 5, 2001, collateralized by accounts receivable, inventory and equipment	—	—	257,055
Bank term note at 8.42 percent, payable in monthly amounts of $5,836, including interest, through April 5, 2003, collateralized by equipment	—	—	253,920
Bank term note at 7.92 percent, payable in monthly amounts of $6,375, including interest, through April 5, 2003, collateralized by equipment	—	—	280,261
Bank term note at 8.58 percent, payable in monthly amounts of $505 including interest through December 5, 2000, collateralized by equipment	—	—	11,089
Other loans payable in a monthly amount of $542 through December 13, 2000, collateralized by equipment	4,254	9317	25,324

	1,312,626	1,350,727	1,808,569
Less—current portion	114,386	113,866	235,113

	$1,198,240	$1,236,861	$1,573,456

    As of April 30, 2000, principal maturities on long-term debt for fiscal years ending April 30 are due as follows:

2001	$114,386
2002	119,027
2003	128,653
2004	112,231
2005	34,846
Thereafter	803,483

$1,312,626

    Under the terms of the bank term note agreement at April 30, 2000, the Company is required to maintain the following covenants:

  Minimum current ratio of 1.5:1.0, calculated at the end of each quarter

  Minimum tangible net worth $4,500,000, calculated at the end of each quarter

  Funded debt to EBITDA ratio of no more than 1.3 to 1.0, calculated at the end of each year for the preceding twelve month period

At April 30, 2000, the Company was in compliance with these covenants.

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

    Depreciation related to the capital leases was $82,268 and $76,059 for the four months ended April 30, 2000 and 1999 (unaudited), respectively. Total rental expense related to operating leases was $64,140 and $43,066 for the four month periods ended April 30, 2000 and 1999 (unaudited), respectively.

    Depreciation related to the capital leases was $240,595 and $155,189 for the years ended December 31, 1999 and 1998. Total rental expense related to operating leases was $149,702 and $36,545 for the years ended December 31, 1999 and 1998, respectively.

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

    The Company leases certain land, vehicles, equipment and storage areas under operating leases expiring in various years through 2006.

    Future minimum lease payments under lease obligations are as follows at April 30, 2000:

	Capital Leases	Operating Leases
2001	$354,720	$183,991
2002	354,720	151,540
2003	323,070	152,872
2004	278,760	137,382
2005	233,888	75,452
Thereafter	126,320	123,420

Total minimum lease payments	1,671,478	$824,657

Less amount representing interest	(361,781)

Net obligation under capital leases	1,309,697
Less current portion	(232,386)

Non-current portion	$1,077,311

    Under the terms of certain capital lease agreements, the Company is required to maintain the following covenants:

  Minimum current ratio of 1.5:1.0, calculated at the end of each quarter

  Minimum tangible net worth of $4,500,000, calculated at the end of each quarter

  Operating cash flow to total fixed charges ratio of not less than 1.3 to 1.0, calculated at the end of each year for the preceding twelve month period

At April 30, 2000, the Company was in compliance with these covenants.

8. ACQUISITIONS

    On January 29, 1999, the Company, through its newly created, 100 percent owned subsidiary RB Recycling, Inc., purchased certain assets related to a tire recovery and processing plant in Portland, Oregon from Dallas, Texas based Waste Recovery, Inc. ("WRI"). The total purchase price was $785,367, consisting of $450,000 in cash, which was financed from the proceeds of a five-year note with a commercial bank, $195,367 in cash from the Company's existing operating line of credit and $140,000 in cash from existing cash balances. The acquisition was accounted for as a purchase, and the estimated fair value of the acquired equipment has been recorded in the accompanying balance sheet. The excess of the purchase price over the estimated fair value of the equipment acquired, which approximates $86,067, has been recorded as goodwill and is being amortized over 10 years. Pro forma results of operations are not presented as they are not materially different from actual results.

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

	Four Months Ended April 30,		Year Ended December 31,
	2000	1999	1999	1998
		(unaudited)
Current:
Federal	$177,485	$53,058	$406,963	$25,606
State	33,516	6,558	89,282	9,451

	211,001	59,616	496,245	35,057
Deferred:
Federal	(35,210)	19,115	(123,321)	(104,356)
State	(4,515)	2,362	(25,631)	—

	(39,725)	21,477	(148,952)	(104,356)

Income tax expense (benefit)	$171,276	$81,093	$347,293	$(69,299)

    The components of the net deferred tax assets and liabilities are as follows:

	April 30, 2000	December 31, 1999	December 31, 1998
Assets:
Allowance for doubtful accounts	$20,000	$15,108	$—
Accrued vacation	18,000	13,716	—
Capital leases	47,000	40,100	—
Goodwill	119,000	121,296	127,924

	204,000	190,220	127,924
Liabilities:
Depreciation	(149,000)	(174,946)	(261,602)

Net deferred tax asset (liability)	$55,000	$15,274	$(133,678)

R-B RUBBER PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

    A reconciliation between the federal statutory tax rate and the effective income tax rate is as follows:

Four Months Ended April 30,	2000	1999
		(unaudited)
Federal statutory income tax rate	34.0%	34.0%
State taxes	4.3	4.3
Other	5.6	0.9

Effective income tax rate	43.9%	39.2%

Year Ended December 31,	1999	1998
Federal statutory income tax rate	34.0%	(34.0)%
State taxes	4.3	(4.3)
Other	(0.8)	(1.5)

Effective income tax rate	37.5%	(39.8)%

    No valuation allowance has been established for deferred tax assets as management believes it is more likely than not that future taxable income will be sufficient to realize the benefit of deferred tax assets.

10. SEGMENT REPORTING

    The Company has determined that it currently operates in three segments, matting products, molded products and tire recovery and processing at RB Recycling, Inc. ("RB Recycling"). RB Recycling had intercompany sales of $167,301 and $94,402 for the four months ended April 30, 2000, and 1999 (unaudited), respectively. RB Recycling had intercompany sales of $382,430 for the year ended December 31, 1999. There we no other intercompany sales between segments. The Company operated in only two segments in 1998, matting products and molded products:

Four Months Ended April 30, 2000	Matting	Molded	RB Recycling	Total
Sales, net	$2,830,400	$224,933	$286,585	$3,341,918
Depreciation and amortization	265,535	33,513	5,849	304,897
Income (loss) before taxes	493,896	(6,818)	(96,697)	390,381
Four Months Ended April 30, 1999 (unaudited)
Sales, net	$3,053,962	$116,111	$262,222	$3,432,295
Depreciation and amortization	277,088	39,024	37,716	353,828
Income (loss) before taxes	277,651	(62,869)	(8,013)	206,769
April 30, 2000
Total assets	7,889,990	$987,677	$277,285	$9,154,952
April 30, 1999 (unaudited)
Total assets	$7,391,087	$972,119	$870,643	$9,233,849
Year Ended December 31, 1999	Matting	Molded	RB Recycling	Total
Sales, net	$9,350,887	$457,860	$955,010	$10,763,757
Depreciation and amortization	871,187	104,347	7,837	983,371
Income (loss) before taxes	1,038,600	(155,128)	42,378	925,850
Year Ended December 31, 1998
Sales, net	$8,162,483	$429,885	—	$8,592,368
Depreciation and amortization	699,060	41,614	—	740,674
Income (loss) before taxes	76,266	(250,313)	—	(174,047)
December 31, 1999
Total assets	$8,008,910	$973,653	$221,336	$9,203,899
December 31, 1998
Total assets	$7,263,587	$1,445,298	—	$8,708,885

11. SUPPLEMENTAL CASH FLOW INFORMATION

Four Months Ended April 30,	2000	1999
		(unaudited)
Supplemental Cash Flow Information:
Cash paid for interest	$83,019	$92,568
Cash paid for income taxes	589,175	10,166
Year Ended December 31,	1999	1998
Supplemental Cash Flow Information:
Cash paid for interest	$297,430	$239,196
Cash paid for income taxes	49,098	97,680
Supplemental Non-Cash Investing Activities:
Common Stock issued in connection with acquisition	—	216,668

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

    Warrants.  At April 30, 2000, December 31, 1999 and 1998, the Company had outstanding warrants to purchase 114,000 shares of the Company's Common Stock at $4.25 per share. These warrants expired on May 9, 2000.

  Stock Option Plans.

  1995 Stock Option Plan:

    In March 1995, the Company adopted its 1995 stock option plan (as amended, the "1995 Plan") and has reserved 360,000 shares of Common Stock for issuance thereunder. The 1995 Plan provides for the issuance of incentive stock options to employees of the Company and non-statutory stock options to employees, directors and consultants of the Company. Options granted generally vest over a three-year period, but may vest over a different period at the discretion of the Board of Directors. Options granted under the 1995 Plan are typically exercisable for a period of 10 years from the date of grant. The exercise price of options granted under the 1995 Plan must be equal to or greater than the fair market value of the Company's Common Stock on the date of grant for incentive stock options under Section 422 of the Code and not less than 85 percent of the fair market value on the date of grant for non-statutory stock options. At April 30, 2000, the Company had 360,000 shares of Common Stock reserved for future issuance under the 1995 Plan. The exercise price of all options granted was equal to or greater than the market value of the Company's Common Stock on the grant date.

  Directors Stock Option Plan.

    On February 21, 2000, the Board of Directors of the Company voted to adopt a Directors Stock Option Plan (the "Directors Plan"). The Directors Plan was approved by the shareholders on April 25, 2000 and provides for the issuance of up to 400,000 shares of the Company's common stock.

    The Directors Plan will grant options on an annual, systematic basis. As of the date of each annual shareholders meeting, each Director who has been a member of the Board for at least three months will receive an option to purchase 7,000 shares of the Company's common stock. Each option will continue for a term of five years, with a per-share exercise price of 115 percent of the average closing price of the Company's stock for the two week period preceding the annual shareholders meeting. All options will be fully vested and immediately exercisable. Directors who are also employees of the Company (or a related corporation) will receive incentive stock options, designed to qualify under Section 422 of the Internal Revenue Code. Directors who are not also employees of the Company (or a related corporation) will receive nonqualified stock options. The Board of Directors is the administrator of the Directors Plan. At April 30, 2000, the Company had 400,000 shares of Common Stock reserved for future issuance under the Directors Plan. The exercise price of all options granted was equal to or greater than the market value of the Company's Common Stock on the grant date.

    Activity under the 1995 and Directors Plan are summarized as follows:

	Shares Available for Grant	Shares Subject to Options	Weighted Average Exercise Price Per Share
Balances, December 31, 1997	114,600	245,400	$2.18
Options granted	(12,000)	12,000	1.88
Options canceled	74,400	(74,400)	2.27

Balances, December 31, 1998	177,000	183,000	2.13
Options granted	(48,000)	48,000	2.19
Options canceled	16,800	(16,800)	3.02

Balances, December 31, 1999	145,800	214,200	2.07
Adoption of Directors Plan	400,000	—	—
Options granted	(49,000)	49,000	3.42
Options canceled	—	—	—

Balances, April 30, 2000	496,800	263,200	$2.32

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

    The Company has elected to account for its stock-based compensation plans under APB No. 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during the four months ended April 30, 2000 and 1999 (unaudited) and during the years ended December 31, 1999 and 1998 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for grants:

Four Months Ended April 30,	2000	1999
		(unaudited)
Risk-free interest rate	6.4%	4.7%
Expected dividend yield	0%	0%
Expected lives	5 years	6.5 years
Expected volatility	105.7%	104.8%
Year Ended December 31,	1999	1998
Risk-free interest rate	5.7%	5.5%
Expected dividend yield	0%	0%
Expected lives	6.5 years	6.5 years
Expected volatility	106.0%	102.9%

    Using the Black-Scholes methodology, the total value of options granted during the four months ended April 30, 2000 and 1999 (unaudited) was $115,288 and $12,673, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically two to five years under the 1995 Plan and immediately under the Directors Plan). The weighted average fair value of options granted during the four months ended April 30, 2000 and 1999 (unaudited) was $2.35 and $1.06, respectively.

    Using the Black-Scholes methodology, the total value of options granted during 1999 and 1998 was $56,975 and $18,950, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically two to five years). The weighted average fair value of options granted during 1999 and 1998 was $1.19 and $1.58, respectively.

    If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net income (loss) and net income (loss) per share would approximate the pro forma disclosures below:

Four Months Ended April 30,	2000		1999 (unaudited)
	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$219,105	$78,928	$125,676	$100,435
Net income per share—basic	$0.08	$0.03	$0.05	$0.04
Net income per share—diluted	$0.08	$0.03	$0.05	$0.04

Year Ended December 31,	1999		1998
	As Reported	Pro Forma	As Reported	Pro Forma
Net income (loss)	$578,557	$502,834	$(104,748)	$(211,913)
Net income (loss) per share—basic	$0.22	$0.19	$(0.04)	$(0.08)
Net income (loss) per share—diluted	$0.21	$0.19	$(0.04)	$(0.08)

    The following table summarizes information about stock options outstanding at April 30, 2000:

				Options Exercisable
Options Outstanding
				Number of Shares Exercisable at 4/30/00
Range of Exercise Prices	Number Outstanding at 4/30/00	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price		Weighted Average Exercise Price
$1.250	60,600	7.0	$1.250	49,400	$1.250
1.354	39,600	2.7	1.354	39,600	1.354
1.563	2,400	3.7	1.563	—	—
1.880	12,000	8.5	1.880	8,000	1.880
2.396	2,400	7.1	2.396	—	—
2.500	36,000	9.3	2.500	36,000	2.500
3.125	61,200	7.6	3.125	42,800	3.125
3.421	42,000	5.0	3.421	42,000	3.421
3.438	7,000	5.0	3.438	7,000	3.438

$1.250—3.438	263,200	6.5	$2.319	224,800	$2.321

    At December 31, 1999 options to purchase 171,800 shares of the Company's Common Stock were exercisable at an average exercise price of $2.032. At December 31, 1998 options to purchase 97,393 shares of the Company's Common Stock were exercisable at an average exercise price of $1.875.

13. PROFIT SHARING PLAN

    The Company has a defined contribution profit sharing plan (the "Plan"), which covers all employees who have completed 90 days of service. The Plan is qualified under section 401 of the Internal Revenue Code. Participants may voluntarily elect to reduce their compensation by up to 15 percent of their annual compensation. The Company may contribute to the Plan a discretionary amount determined by its Board of Directors. In December 1999, the Board of Directors approved a 50 percent match for future contributions if a participant defers at least 2 percent of compensation, with no deferrals over 2 percent of compensation being matched. No contributions were made to the Plan by the Company for 1999 or 1998. During the four months ended April 30, 2000 the Company made $5,535 in contributions to the Plan.

14. RELATED PARTY TRANSACTIONS

    MarChem Pacific, Inc. ("MarChem"), a wholly-owned subsidiary of Dash, is the Company's primary supplier of bonding materials used in its mat-making process. During the four months ended April 30, 2000 and 1999 (unaudited) the Company paid a total of $289,384 and $278,057, respectively, to MarChem for bonding materials. During the years ended December 31, 1999 and 1998, the Company paid a total of $838,764 and $877,434, respectively, to MarChem. At April 30, 2000, December 31, 1999 and 1998, the Company owed MarChem $78,505, $75,701 and $155,136, respectively, for such materials.

    The Company paid Dash $24,000 for management fees and $24,875 to Conway Air Corp. ("Conway"), a subsidiary of Dash, for travel services provided to the Company during the four months ended April 30, 2000. In April 2000, the Board of Directors agreed to increase the monthly management fee paid to Dash from $6,000 to $25,000 beginning May 1, 2000. During 1999, the Company paid $36,000 to Dash such services and $48,608 to Conway. Included in accounts payable at April 30, 2000 and December 31, 1999 was $18,538 and $34,144 owed to Dash and Conway for management fees, travel services and other company related expenses.

QuickLinks

PART I
  Item 1. Description of Business
  Item 2. Description of Property
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Common Equity and Related Stockholder Matters
  Item 6. Management's Discussion and Analysis or Plan of Operation
  Item 7. Financial Statements
  Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
  Item 10. Executive Compensation
  Item 11. Security Ownership of Certain Beneficial Owners and Management
  Item 12. Certain Relationships and Related Transactions
  Item 13. Exhibits and Reports on Form 8-K
SIGNATURES