Form 10QSB
period 2000-07-31
R B RUBBER PRODUCTS INC
filed 2000-09-14
CIK 942615

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2000

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock without par value	2,687,139
(Class)	(Outstanding at September 11, 2000)

    Transitional Small Business Disclosure Format (check one): Yes / /  No /x/

R-B RUBBER PRODUCTS, INC.
FORM 10-QSB
INDEX

PART I—FINANCIAL INFORMATION

Item 1. Consoldiated Financial Statements

R-B RUBBER PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2000	April 30, 2000
ASSETS
Current assets:
Cash and cash equivalents	$967,302	$1,440,616
Accounts receivable, net of allowance of $51,269 and $51,336	936,294	799,357
Inventories, net	1,459,401	1,196,642
Prepaid expenses and other	213,749	80,356
Deferred tax asset	38,000	38,000

Total current assets	3,614,746	3,554,971
Property, plant and equipment, net of accumulated depreciation of $3,378,096 and $3,160,401	4,949,085	5,087,987
Deferred tax asset	17,000	17,000
Other assets, net of accumulated amortization of $57,423 and $49,960	485,390	494,994

Total assets	$9,066,221	$9,154,952

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$114,977	$114,386
Current portion of capital lease obligations	238,516	232,386
Accounts payable	445,520	611,161
Accrued expenses	311,557	368,460
Income taxes payable	117,381	39,231

Total current liabilities	1,227,951	1,365,624
Long-term debt, net of current portion	1,171,087	1,198,240
Capital lease obligations, net of current portion	1,015,558	1,077,311

Total liabilities	3,414,596	3,641,175

Commitments and contingencies
Shareholders' equity:
Common stock, no par value, 20,000,000 shares authorized; 2,687,139 shares issued and outstanding	4,296,959	4,296,959
Retained earnings	1,354,666	1,216,818

Total shareholders' equity	5,651,625	5,513,777

Total liabilities and shareholders' equity	$9,066,221	$9,154,952

The accompanying notes are an integral part of these statements.

R-B RUBBER PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended July 31,
	2000	1999
Sales, net	$2,481,603	$2,800,210
Cost of sales	1,575,521	1,837,649

Gross profit	906,082	962,561

Operating expenses:
Selling	232,876	208,331
General and administrative	433,616	381,775

	666,492	590,106

Operating income	239,590	372,455

Other income (expense):
Interest income	23,486	150
Interest expense	(57,633)	(77,473)
Loss on disposal of equipment	—	(118,186)
Other income, net	20,555	1,152

	(13,592)	(194,357)

Income before income taxes	225,998	178,098
Income tax expense	(88,150)	(71,041)

Net income	$137,848	$107,057

Basic net income per share	$0.05	$0.04

Shares used in basic net income per share	2,687,139	2,687,139

Diluted net income per share	$0.05	$0.04

Shares used in diluted net income per share	2,750,866	2,715,108

The accompanying notes are an integral part of these statements.

R-B RUBBER PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended July 31,
	2000	1999
Cash flows from operating activities:
Net Income	$137,848	$107,057
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	225,157	274,693
Loss on disposal of equipment	—	118,186
Deferred income taxes	—	21,478
Changes in current assets and liabilities:
Accounts receivable, net	(136,937)	103,287
Inventories, net	(262,759)	57,842
Prepaid expenses and other	(133,393)	(2,177)
Accounts payable	(165,641)	(141,826)
Accrued expenses	(56,903)	(6,842)
Income taxes payable	78,150	81,415

Net cash provided by (used in) operating activities	(314,478)	613,113

Cash flows from investing activities:
Additions to property, plant and equipment	(78,792)	(156,841)
Other, net	2,141	7,961

Net cash used in investing activities	(76,651)	(148,880)

Cash flows from financing activities:
Net payments under short-term line of credit	—	(385,540)
Payments on long-term debt	(26,562)	(56,197)
Payments on capital lease obligations	(55,623)	(50,337)

Net cash used in financing activities	(82,185)	(492,074)

Decrease in cash and cash equivalents	(473,314)	(27,841)
Cash and cash equivalents:
Beginning of period	1,440,616	40,482

End of period	$967,302	$12,641

The accompanying notes are an integral part of these statements.

R-B RUBBER PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

    The financial information included herein for the three months ended July 31, 2000 and 1999 and the financial information as of July 31, 2000 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's April 30, 2000 Form 10-KSB. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

    Inventories are stated at the lower of average cost, which approximates the first-in, first-out method, or market (net realizable value), and include materials, labor and manufacturing overhead. Unsalable or unusable items are carried at scrap value and reprocessed.

	July 31, 2000	April 30, 2000
Raw materials	$117,808	$119,602
Finished goods	1,313,993	1,048,084
Other	27,600	28,956

	$1,459,401	$1,196,642

Note 3. Line of Credit

    In July 2000, the Company amended its $1,000,000 operating line of credit to extend the expiration date to August 1, 2001. The line of credit bears interest at its lender's prime rate then in effect, 9.5 percent at July 31, 2000. The Company had no outstanding balance under this line of credit at July 31, 2000. Under terms of this line of credit agreement, the Company is required to maintain certain financial covenants. At July 31, 2000, the Company was in compliance with all of its covenants.

Note 4. Earnings Per Share

    Following is a reconciliation of basic earnings per share ("EPS") and diluted EPS:

Three Months Ended July 31,	2000			1999
Basic EPS	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Income available to Common Shareholders	$137,848	2,687,139	$0.05	$107,057	2,687,139	$0.04

Diluted EPS
Effect of dilutive stock options	—	63,727		—	27,969

Income available to Common Shareholders	$137,848	2,750,866	$0.05	$107,057	2,715,108	$0.04

110,200 and 201,600 shares issuable pursuant to stock options and warrants have not been included in the above calculations for the three months ended July 31, 2000 and 1999, respectively since they would have been antidilutive.

Note 5. Segment Reporting

    The Company has determined that it currently operates in three segments, matting products, molded products and tire recovery and processing at RB Recycling, Inc. ("RB Recycling"). RB Recycling had intercompany sales of $128,606 and $96,627 for the three months ended July 31, 2000 and 1999, respectively; the other segments did not have any intercompany sales.

Quarter ended July 31, 2000	Matting	Molded	RB Recycling	Total
Sales, net	$2,082,895	$174,582	$224,126	$2,481,603
Depreciation and amortization	188,955	27,777	8,425	225,157
Income (loss) before taxes	366,571	(35,595)	(104,978)	225,998
July 31, 2000
Total assets	$7,742,571	$984,498	$339,152	$9,066,221
Quarter ended July 31, 1999	Matting	Molded	RB Recycling	Total
Sales, net	$2,349,276	$180,078	$270,856	$2,800,210
Depreciation and amortization	214,067	24,369	36,257	274,693
Income (loss) before taxes	208,416	(1,357)	(28,961)	178,098
July 31, 1999
Total assets	$7,396,557	$941,796	$816,599	$9,154,952

Item 2. Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

    This Quarterly Report on Form 10-QSB, including Management's Discussion and Analysis or Plan of Operation, contains forward-looking statements that involve a number of risks and uncertainties. Future market conditions are subject to supply and demand conditions and decisions of other market participants over which the Company has no control and which are inherently very difficult to predict. Accordingly, there can be no assurance that the Company's revenues or gross margins will conform to management's expectations. In addition, there are other factors that could cause actual results to differ materially, including competitive pressures, increased demand for the Company's raw materials, unanticipated difficulties in integrating acquired technologies or businesses and the risk factors listed from time to time in the Company's Securities and Exchange Commission reports, including, but not limited to, the report on Form 10-KSB for the four month transition period ended April 30, 2000. The Company cautions the reader that these forward looking statements, such as the statements concerning new product introductions, future tire chip processing and mat making capabilities and the ability to obtain and utilize lower cost raw materials, are only predictions and are not statements of historical fact.

Results of Operations

    Sales.  Sales decreased 11.4 percent to $2.5 million for the quarter ended July 31, 2000 compared with $2.8 million for the quarter ended July 31, 1999. The decrease was primarily attributable to a slow down in agribusiness sales and an approximate 50 percent decrease in sales to the Company's largest customer. The Company is continuing to develop new markets for its matting products in an effort to replace some of these lost sales.

    Gross Profit.  Gross profit decreased to $906,000 (36.5 percent of net sales) for the quarter ended July 31, 2000 compared with $963,000 (34.4 percent of net sales) for the quarter ended July 31, 1999. Improved utilization of lower cost raw materials and an increase in production levels from the matting division were the primary factors that increased gross profit as a percent of net sales during the quarter ended July 31, 2000 compared to the same quarter of the prior year. The Company's raw materials include tire chips, buffings and granulated rubber. Low cost tire chips are processed from scrap tires, which are collected and processed at the Company's RB Recycling facility in Portland, Oregon. These tire chips are then shipped to the McMinnville plant for further processing into crumb rubber, which is the main feedstock for the Company's mat manufacturing process. Buffings and granulated rubber are purchased from outside vendors at a higher cost than processed tire chips. With increased collection and processing capabilities at RB Recycling, combined with certain improvements made to the Company's tire chip processing and mat manufacturing plant in McMinnville, the Company has been able to increase its supply of low cost tire chips. As a result, pounds of tire chips utilized increased from 46.9 percent of total raw materials during the quarter ended July 31, 1999 to 59.3 percent during the quarter ended July 31, 2000. Additionally, the Company has increased its mat manufacturing capacity and, as a result, increased overall mat production by 6.9 percent during the quarter ended July 31, 2000 compared with the quarter ended July 31, 1999. The Company continues to make processing improvements at its tire recovery and processing plant in Portland and at its tire chip processing and mat manufacturing facility in McMinnville in order to allow the Company to produce and process more tire chips and improve mat making capacity.

    Selling expenses increased 11.8 percent to $233,000 for the quarter ended July 31, 2000 (9.4 percent of net sales) compared to $208,000 (7.4 percent of net sales) for the quarter ended July 31, 1999. The increase as a percentage of sales is primarily a result of decreased sales volume and an increase in marketing and advertising expenses. Increased advertising and marketing expenses are a result of the Company's continued plan to diversify its product base by aggressively promoting newly introduced products.

    General and administrative expenses increased 13.6 percent to $434,000 (17.5 percent of net sales) for the quarter ended July 31, 2000 from $382,000 (13.6 percent of net sales) for the quarter ended July 31, 1999. These increases were primarily a result of increased management fees paid to Dash Multi-Corp, which is an affiliate of the Company. In April 2000, the Board of Directors agreed to increase the monthly management fee paid to Dash Multi-Corp from $6,000 to $25,000 beginning May 1, 2000.

    During the quarter ended July 31, 1999, the Company recorded a loss on disposal of equipment in the amount of $118,000 related to the removal and replacement of two crumb rubber processing mills. These two mills were replaced with a new processing mill, which management believes will be more efficient. Because of the need for increased capacity and the goal of improving efficiency, the Company replaced the two old processing mills earlier than originally anticipated.

    Income tax expense, totaling $88,000 for the quarter ended July 31, 2000, was recorded at an estimated effective rate of approximately 39.0 percent, compared to $71,000 in the quarter ended July 31, 1999 at an effective rate of approximately 39.9 percent.

    Net income increased to $138,000 (5.6 percent of net sales) for the quarter ended July 31, 2000 from $107,000 (3.8 percent of net sales) for the quarter ended July 31, 1999. The increase is primarily a result of improved gross profit as percentage of net sales and a loss on disposal of equipment recorded during the quarter ended July 31, 1999 as discussed above.

Liquidity and Capital Resources

    At July 31, 2000 working capital was $2.4 million, including $967,000 in cash and cash equivalents, $936,000 in accounts receivable and $1.5 million in inventory. In the quarter ended July 31, 2000, working capital increased by $197,000 and the current ratio increased to 2.94:1 at July 31, 2000 from 2.60:1 at April 30, 2000.

    Cash and cash equivalents decreased $473,000 to $967,000 at July 31, 2000 from April 30, 2000. This decrease is primarily a result of $314,000 used in operations, $82,000 in net payments on short-term and long-term borrowings, including capital lease obligations, and $79,000 for the purchase of equipment.

    Accounts receivable increased $137,000 to $936,000 at July 31, 2000 compared to $799,000 at April 30, 2000, primarily as a result of increased sales in July 2000 compared with April 2000. Days sales outstanding increased to 35 days at July 31, 2000 compared to 29 days at April 30, 2000.

    Inventories increased $263,000 to $1.5 million at July 31, 2000 from $1.2 million at April 30, 2000 as a result of increased production of matting products during the quarter ended July 31, 2000 and a seasonal slowdown in equine sales during the end of the first quarter. Inventory turned approximately 5 times during the quarter ended July 31, 2000 on an annualized basis compared to 9 times during the fiscal year ended April 30, 2000.

    Accounts payable and accrued expenses decreased $223,000 to $757,000 at July 31, 2000 from $980,000 at April 30, 2000 primarily as a result of timing of payments made.

    Capital expenditures of $79,000 during the quarter ended July 31, 2000 resulted primarily from the addition of equipment to further automate production and handling of tire chips and matting products as well as improvements to the Company's crumb rubber processing facility to help increase tire chip utilization.

    At July 31, 2000, the Company had a $1,000,000 operating line of credit, which bears interest at its lender's prime rate then in effect, 9.5 percent at July 31, 2000. The line of credit expires August 1, 2001. The Company had no outstanding balance under this line of credit at July 31, 2000. Under terms of this line of credit agreement, the Company is required to maintain certain financial covenants. At July 31, 2000, the Company was in compliance with all of its covenants.

New Accounting Pronouncements

    In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133" ("SFAS 138"). In June 1999, the FASB issued Statement of Financial Accounting Standards

No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 137 and 138 establish accounting and reporting standards for all derivative instruments. SFAS 137 and 138 are effective for fiscal years beginning after June 15, 2000. The Company does not currently have any derivative instruments and, accordingly, does not expect the adoption of SFAS 137 and SFAS 138 to have a material impact on its financial position or results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarized certain areas of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, SAB 101B was issued which defers the implementation date of SAB 101 until October 1, 2000. The Company does not expect that SAB 101 will have a material impact on its financial condition or results of operations.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)
The exhibits filed as a part of this report are listed below and this list is intended to constitute the exhibit index.

Exhibit No.
10	Amendment No. 2, dated July 28, 2000 to Line of Credit Agreement dated July 31, 1998.
27	Financial Data Schedule
(b)
Reports on Form 8-K

    The Company did not file any reports of Form 8-K during the quarter ended July 31, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 11, 2000	R-B RUBBER PRODUCTS, INC.
	By:	/s/ RONALD L. BOGH Ronald L. Bogh President
	By:	/s/ MICHAEL J. HIGHLAND Michael J. Highland Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

R-B RUBBER PRODUCTS, INC. FORM 10-QSB INDEX
R-B RUBBER PRODUCTS, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)
R-B RUBBER PRODUCTS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
R-B RUBBER PRODUCTS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
  Item 2. Management's Discussion and Analysis or Plan of Operation
PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES