Form 10QSB
period 2000-10-31
R B RUBBER PRODUCTS INC
filed 2000-12-15
CIK 942615

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2000

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock without par value (Class)	2,687,139 (Outstanding at November 30, 2000)

    Transitional Small Business Disclosure Format (check one): Yes / /  No /x/

R-B RUBBER PRODUCTS, INC.
FORM 10-QSB
INDEX

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets—October 31, 2000 and April 30, 2000	2
	Consolidated Statements of Operations—Three and Six Months Ended October 31, 2000 and 1999	3
	Consolidated Statements of Cash Flows—Six Months Ended October 31, 2000 and 1999	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis or Plan of Operation	7
PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	9
Signatures		10

PART I—FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

R-B RUBBER PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31, 2000	April 30, 2000
ASSETS
Current assets:
Cash and cash equivalents	$623,865	$1,440,616
Accounts receivable, net of allowance of $45,289 and $51,336	1,080,144	799,357
Inventories, net	1,641,948	1,196,642
Prepaid expenses and other	398,830	80,356
Deferred tax asset	38,000	38,000

Total current assets	3,782,787	3,554,971
Property, plant and equipment, net of accumulated depreciation of $3,601,785 and $3,160,401	4,943,845	5,087,987
Deferred tax asset	17,000	17,000
Other assets, net of accumulated amortization of $64,887 and $49,960	475,929	494,994

Total assets	$9,219,561	$9,154,952

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$114,976	$114,386
Current portion of capital lease obligations	238,516	232,386
Accounts payable	388,275	611,161
Accrued expenses	362,021	368,460
Income taxes payable	212,653	39,231

Total current liabilities	1,316,441	1,365,624
Long-term debt, net of current portion	1,144,355	1,198,240
Capital lease obligations, net of current portion	958,239	1,077,311

Total liabilities	3,419,035	3,641,175

Commitments and contingencies
Shareholders' equity:
Common stock, no par value, 20,000,000 shares authorized; 2,687,139 shares issued and outstanding	4,296,959	4,296,959
Retained earnings	1,503,567	1,216,818

Total shareholders' equity	5,800,526	5,513,777

Total liabilities and shareholders' equity	$9,219,561	$9,154,952

The accompanying notes are an integral part of these statements.

R-B RUBBER PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2000	1999	2000	1999
Sales, net	$2,787,252	$2,517,874	$5,268,855	$5,318,084
Cost of sales	1,850,921	1,573,020	3,426,556	3,410,669

Gross profit	936,331	944,854	1,842,299	1,907,415

Operating expenses:
Selling	263,736	230,543	496,612	438,874
General and administrative	381,517	327,024	815,133	708,799
Loss on imparment of long-term assets	—	136,120	—	136,120

	645,253	693,687	1,311,745	1,283,793

Operating income	291,078	251,167	530,554	623,622

Other income (expense):
Interest income	10,518	3,511	30,135	4,949
Interest expense	(57,747)	(65,426)	(115,380)	(142,899)
Loss on disposal of equipment	—	—	—	(118,186)
Other income, net	439	1,288	24,862	1,152

	(46,790)	(60,627)	(60,383)	(254,984)

Income before income taxes	244,288	190,540	470,171	368,638
Income tax expense	(95,272)	(73,378)	(183,422)	(144,419)

Net income	$149,016	$117,162	$286,749	$224,219

Basic net income per share	$0.06	$0.04	$0.11	$0.08

Shares used in basic net income per share	2,687,139	2,687,139	2,687,139	2,687,139

Diluted net income per share	$0.05	$0.04	$0.10	$0.08

Shares used in diluted net income per share	2,747,042	2,712,187	2,747,436	2,721,487

The accompanying notes are an integral part of these statements.

R-B RUBBER PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended October 31,
	2000	1999
Cash flows from operating activities:
Net Income	$286,749	$224,219
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	456,310	551,568
Loss on disposal of equipment	—	118,186
Loss on impairment of long-term assets	—	136,120
Deferred income taxes	—	(46,253)
Changes in current assets and liabilities:
Accounts receivable, net	(280,787)	66,234
Inventories, net	(445,306)	(162,651)
Prepaid expenses and other	(318,474)	(25,540)
Accounts payable	(222,886)	(72,008)
Accrued expenses	(6,439)	71,345
Income taxes payable	173,422	190,672

Net cash provided by (used in) operating activities	(357,411)	1,051,892

Cash flows from investing activities:
Additions to property, plant and equipment	(297,242)	(240,771)
Other, net	4,139	21,781

Net cash used in investing activities	(293,103)	(218,990)

Cash flows from financing activities:
Net payments under short-term line of credit	—	(385,540)
Payments on long-term debt	(53,295)	(287,614)
Payments on capital lease obligations	(112,942)	(101,997)

Net cash used in financing activities	(166,237)	(775,151)

Decrease in cash and cash equivalents	(816,751)	57,751
Cash and cash equivalents:
Beginning of period	1,440,616	40,482

End of period	$623,865	$98,233

The accompanying notes are an integral part of these statements.

R-B RUBBER PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

    The financial information included herein for the three and six months ended October 31, 2000 and 1999 and the financial information as of October 31, 2000 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's April 30, 2000 Form 10-KSB. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

    Inventories are stated at the lower of average cost, which approximates the first-in, first-out method, or market (net realizable value), and include materials, labor and manufacturing overhead. Unsalable or unusable items are carried at scrap value and reprocessed.

	October 31, 2000	April 30, 2000
Raw materials	$69,015	$119,602
Finished goods	1,545,333	1,048,084
Other	27,600	28,956

	$1,641,948	$1,196,642

Note 3. Line of Credit

    In July 2000, the Company amended its $1,000,000 operating line of credit to extend the expiration date to August 1, 2001. The line of credit bears interest at its lender's prime rate which was, 9.5 percent at October 31, 2000. The Company had no outstanding balance under this line of credit at October 31, 2000. Under terms of this line of credit agreement, the Company is required to maintain certain financial covenants. At October 31, 2000, the Company was in compliance with all of its covenants.

Note 4. Earnings Per Share

    Following is a reconciliation of basic earnings per share ("EPS") and diluted EPS:

	2000			1999
Three Months Ended October 31,	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to Common Shareholders	$149,016	2,687,139	$0.06	$117,162	2,687,139	$0.04

Diluted EPS
Effect of dilutive stock options	—	59,903		—	25,048

Income available to Common Shareholders	$149,016	2,747,042	$0.05	$117,162	2,712,187	$0.04

    110,200 and 225,600 shares issuable pursuant to stock options and warrants have not been included in the above calculations for the three months ended October 31, 2000 and 1999, respectively, since they would have been antidilutive.

	2000			1999
Six Months Ended October 31,	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to Common Shareholders	$286,749	2,687,139	$0.11	$224,219	2,687,139	$0.08

Diluted EPS
Effect of dilutive stock options	—	60,297		—	34,348

Income available to Common Shareholders	$286,749	2,747,436	$0.10	$224,219	2,721,487	$0.08

    110,200 and 213,600 shares issuable pursuant to stock options and warrants have not been included in the above calculations for the six months ended October 31, 2000 and 1999, respectively since they would have been antidilutive.

Note 5. Segment Reporting

    The Company has determined that it currently operates in three segments, matting products, molded products and tire recovery and processing at RB Recycling, Inc. ("RB Recycling"). RB Recycling had inter-company sales of $133,410 and $120,294 for the three months ended October 31, 2000 and 1999, respectively. RB Recycling had inter-company sales of $262,022 and $96,627 for the six months ended October 31, 2000 and 1999, respectively; the other segments did not have any inter-company sales in either of the six-month periods.

Quarter Ended October 31, 2000	Matting	Molded	RB Recycling	Total
Sales, net	$2,389,522	$189,668	$208,062	$2,787,252
Depreciation and amortization	191,180	29,920	10,053	231,153
Income (loss) before taxes	423,832	14,799	(194,343)	244,288
Quarter Ended October 31, 1999	Matting	Molded	RB Recycling	Total
Sales, net	$2,121,458	$119,074	$277,342	$2,517,874
Depreciation and amortization	215,157	24,578	37,140	276,875
Income (loss) before taxes	228,348	(26,513)	(11,295)	190,540
Six Months Ended October 31, 2000	Matting	Molded	RB Recycling	Total
Sales, net	$4,471,534	$364,250	$433,071	$5,268,855
Depreciation and amortization	380,135	57,697	18,478	456,310
Income (loss) before taxes	790,288	(20,796)	(299,321)	470,171
Six Months Ended October 31, 1999	Matting	Molded	RB Recycling	Total
Sales, net	$4,457,522	$299,152	$561,410	$5,318,084
Depreciation and amortization	429,224	48,947	73,397	551,568
Income (loss) before taxes	451,764	(27,870)	(55,256)	368,638
October 31, 2000
Total assets	$7,839,996	$1,035,242	$344,323	$9,219,561

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

Results of Operations

    Sales.  Driven by improved sales in both the matting and molded products divisions, sales for the quarter ended October 2000 were up 10.7%, or $269,000, to $2,787,000 from $2,518,000 in the prior year. Year-to-date, the Company's efforts to develop new markets and customers have nearly replaced the partial loss of sales from one major customer. Sales in the six months ended October 31, 2000 are down, $49,000, or 0.9%, to $5,269,000 from $5,318,000 in comparable period of the prior year.

    Gross Profit.  Gross profit decreased to $936,000 (33.6 percent of net sales) for the quarter ended October 31, 2000 compared with $945,000 (37.5 percent of net sales) for the quarter ended October 31, 1999. The decrease resulted primarily from higher operating costs in the Company's recycling division. Due to mechanical failures, the throughput of the machinery used to process raw tires into usable material was slowed. Accordingly, in order to maintain production levels, the facility ran longer hours, which resulted in higher labor and utility costs. Additionally, repairs to the equipment resulted in higher maintenance costs. Finally, to improve the operation of the facility, the company disposed of certain raw material that was determined to be unfit for the manufacturing process, which resulted in increased disposal fees. Offsetting these cost increases were cost reductions due to the Company's continued increase in production levels from the matting division.

    The Company's raw materials include tire chips, buffings and granulated rubber. Tire chips are processed from scrap tires, which are collected and processed at the Company's RB Recycling facility in Portland, Oregon. These tire chips are then shipped to the McMinnville plant for further processing into crumb rubber, which is the main feedstock for the Company's mat manufacturing process. Buffings and granulated rubber are purchased from outside vendors at a higher cost than processed tire chips. With improvements made to the Company's tire chip processing and mat manufacturing plant in McMinnville, the Company has increased its consumption of tire chips. As a result, pounds of tire chips utilized, which were all processed at the Company's recycling facility, increased from 52.1 percent of total raw materials during the quarter ended October 31, 1999 to 57.7 percent during the quarter ended October 31, 2000.

    Gross profit for the six months ended October 31, 2000 was $1,842,000 compared to $1,907,000 for the six months ended October 31, 1999. This is consistent with the nearly level sales volume discussed above. In the six-month period ended October 31, 2000, improved operating efficiencies in the matting and molding divisions offset the increased cost of operation in the recycling division caused by the mechanical problems and the disposal of material as discussed above.

    Selling expenses increased 14.3 percent and 13.2 percent to $264,000 (9.5 percent of net sales) and $497,000 (9.4 percent of net sales), respectively, for the quarter and six month periods ended October 31, 2000, compared to $231,000 (9.2 percent of net sales) and $439,000 (8.3 percent of net sales), respectively, for the comparable periods of 1999. The increases are a result of increased marketing and advertising expenses incurred to diversify the Company's product base by aggressively promoting newly introduced products.

    General and administrative expenses increased 16.8 percent and 15.0 percent to $382,000 (13.7 percent of net sales) and $815,000 (15.5 percent of net sales), respectively, for the quarter and six month periods ended October 31, 2000, respectively, from $327,000 (13.0 percent of net sales) and $709,000 (13.3 percent of net sales), respectively, for the comparable periods of 1999. These increases were primarily a result of increased management fees paid to Dash Multi-Corp, which is an affiliate of the Company. In April 2000, the Board of Directors agreed to increase the monthly management fee paid to Dash Multi-Corp from $6,000 to $25,000 beginning May 1, 2000. This increase was in recognition of the increased participation by Dash Multi-Corp personnel and strategic direction provided by Dash Multi-Corp.

    During the quarter ended October 31, 1999, the Company recorded a loss on impairment of long-term assets in the amount of $136,000 related to certain business opportunities that the Company chose to no longer pursue. In addition, during the second quarter of fiscal 1999, the Company recorded a loss on disposal of equipment in the amount of $118,000 related to the removal and replacement of two old crumb rubber processing mills.

    Income tax expense was recorded at an effective rate of 39.0 percent for the six months ended October 31, 2000 compared to 39.2 percent in the comparable period of 1999.

    Net income increased to $149,000 (5.3 percent of net sales) for the quarter ended October 31, 2000 from $117,000 (4.6 percent of net sales) for the quarter ended October 31, 1999. Net income increased to $287,000 (5.4 percent of sales) for the six months ended October 31, 2000 from $224,000 (4.2 percent of sales) in the comparable period of the prior year. The increases in net income in the fiscal 2000 periods are primarily a result of the charges in fiscal 1999 related to a loss on impairment of certain long-term assets and a loss on disposal of equipment as discussed above.

Liquidity and Capital Resources

    At October 31, 2000 working capital was $2,467,000 including $624,000 in cash and cash equivalents, $1,080,000 in accounts receivable and $1,642,000 in inventory. In the six-month period ended October 31, 2000, working capital increased by $278,000 and the current ratio increased to 2.87:1 at October 31, 2000 from 2.60:1 at April 30, 2000.

    Cash and cash equivalents decreased $817,000 to $624,000 at October 31, 2000 from $1,441,000 at April 30, 2000. This decrease is a result of $357,000 used in operations, $166,000 in net payments on short-term and long-term borrowings, including capital lease obligations, and $297,000 for the purchase of equipment.

    Accounts receivable increased $281,000 to $1,080,000 at October 31, 2000 compared to $799,000 at April 30, 2000, primarily as a result of increased sales in October 2000 compared with April 2000. Days sales outstanding increased to 37 days at October 31, 2000 compared to 29 days at April 30, 2000.

    Inventories increased $445,000 to $1,642,000 at October 31, 2000 from $1,197,000 at April 30, 2000 as a result of increased production of matting products during the quarter ended October 31, 2000. Inventory turns slowed to an annualized 4.2 times at October 31, 2000 compared to 8.6 times at April 30, 2000.

    Prepaid expenses and other assets increased $319,000 to $399,000 at October 31, 2000 from $80,000 at April 30, 2000 primarily as a result of payment of income taxes and insurance premiums in advance of their expense recognition.

    Accounts payable and accrued expenses decreased $230,000 to $750,000 at October 31, 2000 from $980,000 at April 30, 2000 primarily as a result of timing of payments made.

    Capital expenditures of $297,000 during the six month period ended October 31, 2000 resulted from the addition of equipment to further automate production and handling of tire chips and matting products as well as improvements to the Company's crumb rubber processing facility to help increase tire chip utilization.

    At October 31, 2000, the Company had a $1,000,000 operating line of credit, which bears interest at its lender's prime rate then in effect, 9.5 percent at October 31, 2000. The line of credit expires August 1, 2001. The Company had no outstanding balance under this line of credit at October 31, 2000. Under terms of this line of credit agreement, the Company is required to maintain certain financial covenants. At October 31, 2000, the Company was in compliance with all of its covenants.

New Accounting Pronouncements

    In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133" ("SFAS 138"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 137 and 138 establish accounting and reporting standards for all derivative instruments. SFAS 137 and 138 are effective for fiscal years beginning after June 15, 2000. The Company does not currently have any derivative instruments and, accordingly, does not expect the adoption of SFAS 137 and 138 to have a material impact on its financial position or results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarized certain areas of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, SAB 101B was issued which defers the implementation date of SAB 101 until February 1, 2001. The Company does not expect that SAB 101 will have a material impact on its financial condition or results of operations.

PART II—OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)	The exhibits filed as a part of this report are listed below and this list is intended to constitute the exhibit index.
Exhibit No.
10	Amendment No. 2, dated July 28, 2000 to Line of Credit Agreement dated July 31, 1998, incorporated by reference to the Company's Form 10-QSB for the quarter ended July 31, 2000.
27	Financial Data Schedule

(b)	Reports on Form 8-K
The Company did not file any reports of Form 8-K during the quarter ended October 31, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 12, 2000	R-B RUBBER PRODUCTS, INC.
	By:	/s/ RONALD L. BOGH Ronald L. Bogh President
	By:	/s/ DONALD OVERTURF Donald Overturf Controller (Principal Financial and Accounting Officer)

QuickLinks

(Mark One)
R-B RUBBER PRODUCTS, INC. FORM 10-QSB INDEX
PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Item 2. Management's Discussion and Analysis or Plan of Operation
PART II—OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES