Form 10QSB
period 2001-01-31
R B RUBBER PRODUCTS INC
filed 2001-03-19
CIK 942615

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock without par value (Class)	2,697,134 (Outstanding at February 20, 2001)

    Transitional Small Business Disclosure Format (check one): Yes / /  No /x/

R-B RUBBER PRODUCTS, INC.

FORM 10-QSB
INDEX

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets—January 31, 2001 and April 30, 2000	2
	Consolidated Statements of Operations—Three and Nine Months Ended January 31, 2001 and 2000	3
	Consolidated Statements of Cash Flows—Nine Months Ended January 31, 2001 and 2000	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis or Plan of Operation	7
PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	10
Signatures		11

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

R-B RUBBER PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2001	April 30, 2000
ASSETS
Current assets:
Cash and cash equivalents	$569,048	$1,440,616
Accounts receivable, net of allowance of $43,931 and $51,336	1,289,740	799,357
Inventories, net	1,552,496	1,196,642
Prepaid expenses and other	392,656	80,356
Deferred tax asset	38,000	38,000

Total current assets	3,841,940	3,554,971
Property, plant and equipment, net of accumulated depreciation of $3,827,330 and $3,160,401	4,991,232	5,087,987
Deferred tax asset	17,000	17,000
Other assets, net of accumulated amortization of $72,350 and $49,960	447,075	494,994

Total assets	$9,297,247	$9,154,952

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$114,976	$114,386
Current portion of capital lease obligations	238,516	232,386
Accounts payable	467,507	611,161
Accrued expenses	295,768	368,460
Income taxes payable	259,085	39,231

Total current liabilities	1,375,852	1,365,624
Long-term debt, net of current portion	1,117,446	1,198,240
Capital lease obligations, net of current portion	898,856	1,077,311

Total liabilities	3,392,154	3,641,175

Commitments and contingencies
Shareholders' equity:
Common stock, no par value, 20,000,000 shares authorized; 2,697,134 and 2,687,139 shares issued and outstanding	4,311,999	4,296,959
Retained earnings	1,593,094	1,216,818

Total shareholders' equity	5,905,093	5,513,777

Total liabilities and shareholders' equity	$9,297,247	$9,154,952

The accompanying notes are an integral part of these statements.

R-B RUBBER PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Month Ended January 31,		Nine Months Ended January 31,
	2001	2000	2001	2000
Sales, net	$2,812,349	$2,876,346	$8,081,204	$8,194,430
Cost of sales	2,000,554	1,738,854	5,427,110	5,149,523

Gross profit	811,795	1,137,492	2,654,094	3,044,907

Operating expenses:
Selling	224,364	199,220	720,976	638,094
General and administrative	408,167	389,507	1,223,300	1,098,306
Loss on impairment of long-term assets	—	—	—	136,120

	632,531	588,727	1,944,276	1,872,520

Operating income	179,264	548,765	709,818	1,172,387

Other income (expense):
Interest income	16,414	36,504	46,549	41,453
Interest expense	(55,536)	(66,471)	(170,916)	(209,370)
Loss on disposal of equipment	—	(32,598)	—	(150,784)
Other income (expense), net	(2,897)	2,397	21,965	3,549

	(42,019)	(60,168)	(102,402)	(315,152)

Income before income taxes	137,245	488,597	607,416	857,235
Income tax expense	(47,718)	(178,781)	(231,140)	(323,200)

Net income	$89,527	$309,816	$376,276	$534,035

Basic net income per share	$0.03	$0.12	$0.14	$0.20

Shares used in basic net income per share	2,697,134	2,687,139	2,697,134	2,687,139

Diluted net income per share	$0.03	$0.11	$0.14	$0.19

Shares used in diluted net income per share	2,783,723	2,751,044	2,775,604	2,751,355

The accompanying notes are an integral part of these statements.

R-B RUBBER PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended January 31,
	2001	2000
Cash flows from operating activities:
Net Income	$376,276	$534,035
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	674,391	706,327
Loss on disposal of equipment	—	136,120
Loss on impairment of long-term assets	—	150,784
Deferred income taxes	—	(141,605)
Changes in current assets and liabilities:
Accounts receivable, net	(490,383)	253,575
Inventories, net	(355,854)	(84,163)
Prepaid expenses and other	(312,300)	(87,076)
Accounts payable	(143,654)	(120,594)
Accrued expenses	(72,692)	121,488
Income taxes payable	219,854	426,414

Net cash (used in) provided by operating activities	(104,362)	1,895,305

Cash flows from investing activities:
Additions to property, plant and equipment	(570,173)	(477,890)
Other, net	40,456	62,606

Net cash used in investing activities	(529,717)	(415,284)

Cash flows from financing activities:
Net payments under short-term line of credit	—	(385,540)
Proceeds from exercise of common stock options	15,040	—
Payments on long-term debt	(80,202)	(316,555)
Payments on capital lease obligations	(172,327)	(155,016)
Proceeds from sale/leaseback transaction	—	1,021,761

Net cash (used in) provided by financing activities	(237,489)	164,650

(Decrease) Increase in cash and cash equivalents	(871,568)	1,644,671
Cash and cash equivalents:
Beginning of period	1,440,616	40,482

End of period	$569,048	$1,685,153

The accompanying notes are an integral part of these statements.

R-B RUBBER PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

    The financial information included herein for the three and nine months ended January 31, 2001 and 2000 and the financial information as of January 31, 2001 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's April 30, 2000 Form 10-KSB. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

    Inventories are stated at the lower of average cost, which approximates the first-in, first-out method, or market (net realizable value), and include materials, labor and manufacturing overhead. Unsalable or unusable items are carried at scrap value and reprocessed.

	January 31, 2001	April 30, 2000
Raw materials	$103,077	$119,602
Finished goods	1,421,819	1,048,084
Other	27,600	28,956

	$1,552,496	$1,196,642

Note 3. Line of Credit

    In July 2000, the Company amended its $1,000,000 operating line of credit to extend the expiration date to August 1, 2001. The line of credit bears interest at its lender's prime rate, which was 9.0 percent at January 31, 2001. The Company had no outstanding balance under this line of credit at January 31, 2001. Under terms of this line of credit agreement, the Company is required to maintain certain financial covenants. At January 31, 2001, the Company was in compliance with all of its covenants.

Note 4. Earnings Per Share

    Following is a reconciliation of basic earnings per share ("EPS") and diluted EPS:

Three Months Ended January 31,	2001			2000
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to Common Shareholders	$89,527	2,697,134	$0.03	$309,816	2,687,139	$0.12
Diluted EPS
Effect of dilutive stock options	—	86,589		—	63,905

Income available to Common Shareholders	$89,527	2,783,723	$0.03	$309,816	2,751,044	$0.11

    110,200 and 192,800 shares issuable pursuant to stock options and warrants have not been included in the above calculations for the three months ended January 31, 2001 and 2000, respectively, since they would have been antidilutive.

Nine Months Ended January 31,	2001			2000
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to Common Shareholders	$376,276	2,697,134	$0.14	$534,035	2,687,139	$0.20
Diluted EPS
Effect of dilutive stock options	—	78,470		—	64,216

Income available to Common Shareholders	$376,276	2,775,604	$0.14	$534,035	2,751,355	$0.19

    110,200 and 192,800 shares issuable pursuant to stock options and warrants have not been included in the above calculations for the six months ended January 31, 2001 and 2000, respectively since they would have been antidilutive.

Note 5. Segment Reporting

    The Company has determined that it currently operates in three segments, matting products, molded products and tire recovery and processing at RB Recycling, Inc. ("RB Recycling"). RB Recycling had inter-company sales of $106,422 and $102,877 for the three months ended January 31, 2001 and 2000, respectively. RB Recycling had inter-company sales of $368,444 and $319,798 for the nine months ended January 31, 2001 and 2000, respectively; the other segments did not have any inter-company sales in either of the nine-month periods.

Quarter ended January 31, 2001	Matting	Molded	RB Recycling	Total
Sales, net	$2,530,515	$66,392	$215,442	$2,812,349
Depreciation and amortization	177,555	30,472	10,054	218,081
Income (loss) before taxes	274,733	(34,377)	(150,829)	89,527
Quarter ended January 31, 2000	Matting	Molded	RB Recycling	Total
Sales, net	$2,546,118	$115,154	$215,074	$2,876,346
Depreciation and amortization	238,214	24,565	(108,020)	154,759
Income (loss) before taxes	312,108	(62,866)	60,574	309,816
Nine months ended Janary 31, 2001	Matting	Molded	RB Recycling	Total
Sales, net	$7,002,930	$430,642	$647,632	$8,081,204
Depreciation and amortization	557,690	88,169	28,532	674,391
Income (loss) before taxes	887,893	(55,173)	(456,444)	376,276
Nine months ended January 31, 2000	Matting	Molded	RB Recycling	Total
Sales, net	$7,018,158	$414,306	$761,966	$8,194,430
Depreciation and amortization	667,438	73,512	(34,623)	706,327
Income (loss) before taxes	620,918	(90,736)	3,853	534,035
January 31, 2001
Total assets	$7,802,492	$1,007,079	$487,676	$9,297,247

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

Results of Operations

    Sales for the quarter ended January 2001 were down 2.2%, or $64,000, to $2,812,000 from $2,876,000 in the prior year. Sales in the nine months ended January 31, 2001 are down, $113,000, or 1.4%, to $8,081,000 from $8,194,000 in the comparable period of the prior year. In the early part of the year, the Company experienced a reduction in sales from a major customer which had totaled $500,000 annually. Increased marketing efforts have enabled the Company to replace the majority of these sales.

    Gross profit decreased to $812,000 (28.9 percent of net sales) for the quarter ended January 31, 2001 compared with $1,137,000 (39.6 percent of net sales) for the quarter ended January 31, 2000. The decrease resulted from higher operating costs in the Company's recycling division. Mechanical difficulties combined with increased repairs and improvements to the equipment resulted in higher operating costs. Combined with these costs, unit cost of production at the Company's matting division were up due to slower production levels. Production levels were reduced in response to increasing inventory levels.

    The Company's raw materials include tire chips, buffings and granulated rubber. Tire chips are processed from scrap tires, which are collected and processed at the Company's RB Recycling facility in Portland, Oregon. These tire chips are then shipped to the McMinnville plant for further processing into crumb rubber, which is the main feedstock for the Company's mat manufacturing process. Buffings and granulated rubber are purchased from outside vendors at a higher cost than processed tire chips. With improvements made to the Company's tire chip processing and mat manufacturing plant in McMinnville, the Company has increased its consumption of tire chips. As a result, pounds of tire chips utilized from the Portland facility increased from 44.6 percent of total raw materials during the quarter ended January 31, 2000 to 58.5 percent during the quarter ended January 31, 2001.

    Gross profit for the nine months ended January 31, 2001 was down $391,000, or 12.8%, to $2,654,000 from $3,045,000 for the nine months ended January 31, 2000. Increased costs associated with the reduction in operating levels in the matting and molding divisions have combined with the increased cost of operation in the recycling division to account for the reduction.

    Selling expenses increased 12.6 percent and 13.0 percent to $224,000 (8.0 percent of net sales) and $721,000 (8.9 percent of net sales), respectively, for the quarter and nine-month periods ended January 31, 2001, compared to $199,000 (6.9 percent of net sales) and $638,000 (7.8 percent of net sales), respectively, for the comparable periods of 2000. The increases are a result of increased marketing and advertising expenses, which resulted from the Company's ongoing plan to continue to diversify its product base by aggressively promoting newly introduced products.

    General and administrative expenses increased 4.6 percent and 11.4 percent to $408,000 (14.5 percent of net sales) and $1,223,000 (15.1 percent of net sales), respectively, for the quarter and nine-month periods ended January 31, 2001, respectively, from $390,000 (13.6 percent of net sales) and $1,098,000 (13.4 percent of net sales), respectively, for the comparable periods of 2000. These increases were primarily a result of increased management fees paid to Dash Multi-Corp, which is an affiliate of the Company. In April 2000, the Board of Directors increased the monthly management fee paid to Dash Multi-Corp from $6,000 to $25,000 beginning May 1, 2000. This increase was in recognition of the increased participation by Dash Multi-Corp personnel and strategic direction provided by Dash Multi-Corp.

    During the quarter ended October 31, 1999, the Company recorded a loss on impairment of long-term assets in the amount of $136,000 related to certain business opportunities that the Company chose to no longer pursue. In addition, during the second and third quarters of fiscal 2000, the Company recorded a loss on disposal of equipment in the amount of $151,000 related to the removal and replacement of two old crumb rubber processing mills.

    Income tax expense was recorded at an effective rate of 38.1 percent for the nine months ended January 31, 2001 compared to 37.7 percent in the comparable period of 2000.

    Net income decreased to $90,000 (3.2 percent of net sales) for the quarter ended January 31, 2001 from $310,000 (10.8 percent of net sales) for the quarter ended January 31, 2000. Net income decreased to $376,000 (4.7 percent of sales) for the nine months ended January 31, 2001 from $534,000 (6.5 percent of sales) in the comparable period of the prior year. The decreases in net income in the fiscal 2001 periods are primarily a result changes to the individual components of net income discussed above.

Liquidity and Capital Resources

    At January 31, 2001 working capital was $2,466,000 including $569,000 in cash and cash equivalents, $1,290,000 in accounts receivable and $1,552,000 in inventory. In the nine-month period ended January 31, 2001, working capital increased by $277,000 and the current ratio increased to 2.79:1 at January 31, 2001 from 2.60:1 at April 30, 2000.

    Cash and cash equivalents decreased $872,000 to $569,000 at January 31, 2001 from $1,441,000 at April 30, 2000. This decrease is a result of $104,000 used in operations, $253,000 in net payments on short-term and long-term borrowings, including capital lease obligations, and $570,000 for the purchase of equipment.

    Accounts receivable increased $491,000 to $1,290,000 at January 31, 2001 compared to $799,000 at April 30, 2000, primarily as a result of increased sales in January 2001 compared with April 2000. Day's sales outstanding increased to 45 days at January 31, 2001 compared to 29 days at April 30, 2000.

    Inventories increased $355,000 to $1,552,000 at January 31, 2001 from $1,197,000 at April 30, 2000 as a result of increased production of matting products during the nine-months ended January 31, 2001. Inventory turns slowed to an annualized 4.7 times at January 31, 2001 compared to 8.6 times at April 30, 2000.

    Prepaid expenses and other assets increased $312,000 to $392,000 at January 31, 2001 from $80,000 at April 30, 2000 primarily as a result of payment of income taxes and insurance premiums in advance of their expense recognition.

    Accounts payable and accrued expenses decreased $217,000 to $763,000 at January 31, 2001 from $980,000 at April 30, 2000 primarily as a result of timing of payments made.

    Capital expenditures of $570,000 during the nine-month period ended January 31, 2001 resulted from the addition of equipment to further automate production and handling of tire chips and matting products as well as improvements to the Company's crumb rubber processing facility to help increase tire chip utilization.

    At January 31, 2001, the Company had a $1,000,000 operating line of credit, which bears interest at its lender's prime rate then in effect, 9.0 percent at January 31, 2001. The line of credit expires August 1, 2001. The Company had no outstanding balance under this line of credit at January 31, 2000. Under terms of this line of credit agreement, the Company is required to maintain certain financial covenants. At January 31, 2001, the Company was in compliance with all of its covenants.

New Accounting Pronouncements

    In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS 138"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 137 and 138 establish accounting and reporting standards for all derivative instruments. SFAS 137 and 138 are effective for fiscal years beginning after June 15, 2000. The Company does not currently have any derivative instruments and, accordingly, does not expect the adoption of SFAS 137 and 138 to have a material impact on its financial position or results of operations.

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

(b)
Reports on Form 8-K

    The Company did not file any reports of Form 8-K during the quarter ended January 31, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 16, 2001	R-B RUBBER PRODUCTS, INC.
	By:	/s/ RONALD L. BOGH Ronald L. Bogh President
	By:	/s/ DONALD OVERTURF Donald Overturf Controller (Principal Financial and Accounting Officer)

QuickLinks

R-B RUBBER PRODUCTS, INC. FORM 10-QSB INDEX
PART I—FINANCIAL INFORMATION
R-B RUBBER PRODUCTS, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)
R-B RUBBER PRODUCTS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
R-B RUBBER PRODUCTS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
R-B RUBBER PRODUCTS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
PART II—OTHER INFORMATION
SIGNATURES