Form 10KSB40
period 2001-04-30
R B RUBBER PRODUCTS INC
filed 2001-07-27
CIK 942615

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

/x/	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
 Common Stock, no par value
(Title of Class)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /x/  No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. /x/

    Issuer's revenues for the year ended April 30, 2001 were $11,243,104. The aggregate market value of voting stock held by non-affiliates of the registrant was $6,667,314 as of July 9, 2001 based upon the last sales price as reported on the Nasdaq System-Small Cap Market.

    The number of shares outstanding of the Registrant's Common Stock as of July 9, 2001 was 3,236,560 shares.

    Transitional Small Business Disclosure Format (check one): Yes / /  No /x/

Documents Incorporated by Reference

None

R-B RUBBER PRODUCTS, INC.
FORM 10-KSB INDEX

Forward Looking Statements

    This Form 10-KSB, including Management's Discussion and Analysis or Plan of Operation, contains "forward-looking statements" that involve a number of risks and uncertainties. Future market conditions are subject to supply and demand conditions and decisions of other market participants over which R-B Rubber Products, Inc. (the "Company") has no control and which are inherently very difficult to predict. Furthermore, changes in governmental regulations or in key technologies could have an adverse impact on the Company. Accordingly, there can be no assurance that the Company's revenues or gross margins will improve or not deteriorate. In addition, there are other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including competitive pressures, increased demand for and cost of the Company's raw materials, unanticipated difficulties in integrating acquired technologies or businesses and the risk factors listed from time to time in the Company's Securities and Exchange Commission reports. The Company wishes to caution the reader that these forward looking statements, such as statements concerning new product introductions, future tire chip processing capabilities, decreased raw material costs and tire chip utilization are only predictions and are not statements of historical fact.

PART I

Item 1. Description of Business

Introduction

    R-B Rubber Products, Inc. was incorporated in Oregon in September 1986. The Company is a vertically integrated recycler of scrap tires and manufacturer of rubber products. By processing discarded tires into high quality crumb rubber, the Company then uses this material to manufacture durable rubber mats, protective surfaces and various other rubber products. During the year ended April 30, 2001, the Company recycled over 2,500,000 tires (35,000,000 pounds of rubber) that otherwise would have been destined for area landfills. Rubber accounts for approximately 70 percent of the weight of the tire, the remainder consists primarily of metal wire and fiber. New equipment has been installed to enable the Company to recycle a large portion of the metal and fiber removed from the tires as well. The recycled rubber is used to manufacture products, which the Company sells to agribusiness concerns, sports and fitness facilities, parks, and other commercial and industrial users.

    On January 29, 1999, RB Recycling, Inc. ("RB Recycling"), a 100 percent owned subsidiary of the Company, acquired certain assets related to a tire recovery and processing plant in Portland, Oregon from Dallas, Texas based Waste Recovery, Inc. (WRI). WRI's Portland plant had been a supplier of a portion of the Company's raw material (tire chips) since 1996. WRI was considering closing down the plant, which would have left the Company without a reliable source of raw materials. The acquisition secured a long-term source of raw material to the Company. RB Recycling operates a tire collection and processing site in Portland, which utilizes tire collection routes, tire shredding equipment and handling systems for the collection of tires and production of tire chips. During the year ended April 30, 2001, approximately, 90 percent of the output of RB Recycling was utilized by the Company to manufacture its products. The remaining tire chips were sold to outside customers as tire-derived fuel and for various other rubber applications.

    On February 21, 2000, the Board of Directors of the Company voted to change the Company's fiscal year from a year ending December 31 to a year ending April 30.

    In March 2001, the Company declared a 20 percent common stock split-up effected in the form of a dividend. All share and per share amounts in this Form 10-KSB have been retroactively adjusted to reflect this common stock split-up effected in the form of a dividend.

Products

    Applications for the Company's products generally fall into one of five primary markets. Within each of these, the Company manufactures and sells a variety of products designed to meet consumer requirements. Below is a discussion of these primary markets:

    Agribusiness.  During the year ended April 30, 2001, approximately 58 percent of the Company's net sales were for rubber matting used in agricultural surfacing. These products include the Company's "Tenderfoot" line of flooring for horse and livestock trailers, stalls and wash areas. The Company believes that its rubber matting has significant advantages over other flooring options, such as straw, dirt or wood, because of its improved comfort and safety for the animal and the reduction of cleaning time and bedding costs. This category also includes the Company's line of pet products that include mats for kennels and dog agility courses.

    Fitness and sports facilities.  Sales of flooring for sports and fitness applications accounted for approximately 12 percent of net sales during the year ended April 30, 2001. These sales were primarily for flooring in gyms, private clubs, military bases, colleges and high schools. Supplementing its manufactured products, the Company also offers a line of rolled recycled rubber, natural rubber and PVC flooring options, which it imports and resells to its customers.

    Tire chip sales and disposal fee revenues.  The Company's tire collection facility in Portland, Oregon (RB Recycling, Inc.) receives tire disposal fees from customers for the collection of scrap tires. Disposal fee revenue represented approximately 7 percent of net sales during the year ended April 30, 2001. Sales of tire chips from RB Recycling to outside customers for tire derived fuel and raw materials for other rubber applications accounted for approximately 1 percent of net sales during the year ended April 30, 2001. The primary application for tire-derived fuel is for furnace fuel in paper mills.

    Molded products.  Sales of products from the Company's molded products division accounted for approximately 11 percent of net sales during the year ended April 30, 2001. Molded products include high-end rubberized weight plates for athletic facilities. This category also includes a line of playground safety tiles and ballistic matting for shooting ranges and target facilities. Child playground safety is a major concern of school districts, parks and property management companies across the nation. To meet this very urgent need, the Company manufactures a line of playground tiles offering tested and consistent fall height protection that ranges from 4' to 10'.

    Commercial.  Sales of products from the Company's commercial products category amounted to 11 percent of the Company's sales for the year ended April 30, 2001. Commercial products include a line of roofing pathway tiles, truck bed liners, cellular telephone tower insulators, and products for original equipment manufacturers. Roofing pathway tiles are used on commercial flat roofs for access ways to equipment located on the roof. The tiles prevent damage to the roofing membrane.

Product Distribution

    The Company sells its products through several channels including distributors, retailers, original equipment manufacturers ("OEMs") and directly to the end-user. This strategy enables the Company to obtain a diversified distribution of its products while at the same time maintaining direct contact with many of its end-users. During the year ended April 30, 2001, most sales were to distributors and retailers.

    Distributors and Retailers.  The majority of the Company's products were sold through independent distributor and retailer channels during the year ended April 30, 2001. These customers include major agricultural supply retailers, automotive tire and accessory retailers, as well as fitness equipment suppliers.

    Original Equipment Manufacturers.  During the year ended April 30, 2001, approximately 15 percent of the Company's revenues were from sales to OEMs. This is primarily from sales to horse trailer and farm implement manufacturers.

    End Users.  Individuals contact the Company (via an 800 number and the Company's website at www.rbrubber.com) in response to Company advertisements or referrals from other users. In most cases, these callers are referred to dealers in their local area. Because of this, only a relatively small portion of the Company's total sales has been at retail prices, directly to end-users. The Company believes this distribution channel is important because of the direct feedback it receives from these customers and the referral value enjoyed by its dealers.

    The Company utilizes six strategically located public warehouses to facilitate product availability and lower the cost of freight to its customers. These warehouses, located in North Carolina, Nebraska, Missouri, Texas, Florida, and Pennsylvania, enable the Company to transport by rail larger quantities of mats per shipment. The mats are then shipped in smaller quantities to the customers.

Marketing

    The Company markets its products through advertising in trade magazines, participation at trade shows in related industries, and targeting of prospective retail outlets and distributors. The Company has developed a point of sale program in order to improve in store presentation and marketing. This program includes the use of in store representatives to ensure proper inventory levels and attractive presentation of point of sale information.

Competition

    The Company is one of the largest manufacturers of heavy rubber matting in North America. However, the market for the Company's products is highly competitive. Some of the Company's competitors may be larger, have greater financial resources, or have more advanced technology than the Company. Its principal competition in the agribusiness market comes from approximately five competitors in the Midwest and Canada. Management believes that one agribusiness competitor holds a market share approximately equal to that of the Company; while the others hold smaller market shares than the Company. Raw material availability and cost have a great impact on the market, and certain competitors may enjoy certain subsidies that are not available to the Company. These subsidies provide a competitive advantage to those companies.

    The Company's principal competition in the fitness market consists of one competitor located in Germany; and two firms in the Midwest. The Company has competitors in other product categories, which are discussed above.

    The number of competitors within specific product categories in the rubber mat industry has increased in number. There is an increasing amount of rubber matting that is being imported from government subsidized Canadian manufacturers. Additionally, the Company believes there are 30 states in the U.S. that offer recycling incentives to rubber processors. The Company is active in the promotion of tire recycling and hopes to participate in the Oregon task force to evaluate recycling incentives in that state.

    Competitive factors include quality of products, service (including product availability and timely delivery), price and reliability. The Company believes that it currently competes favorably with respect to these factors in most product categories. There can be no assurance, however, that competitors will not substantially increase their resources devoted to the development and marketing of products competitive with those of the Company or that government subsidies of foreign competitors will not adversely affect the market.

Raw Materials

    The Company's raw materials are predominately tire chips, which are processed from scrap tires and tire "buffings" which are purchased from tire recapping operations. Prior to the addition of processing equipment in 1995, the Company utilized tire buffings as its only raw material source. Tire buffings, which are a by-product of the tire recapping industry, are in an increasingly limited supply due to the decline in the practice of passenger tire recapping. The addition of processing equipment enabled the Company to expand its raw material source to include tire chips, which are processed by grinding whole scrap tires. In 1999, the Company, through its wholly owned subsidiary RB Recycling, acquired certain tire processing equipment in Portland, Oregon from WRI. This acquisition assured the Company of a reliable source of raw materials to meet its growing needs. During 1999, the Company increased its tire chip utilization to approximately 47 percent of total raw materials. During the year ended April 30, 2001, tire chip utilization increased to approximately 60 percent of the Company's total raw material supply. The RB Recycling facility charges a disposal fee for the collection of discarded tires. These tires are then processed into tire chips for utilization at the Company's facility in McMinnville or sold to outside customers for tire-derived fuel or other rubber applications. The ability to efficiently process tires into tire chips at RB Recycling directly affects the cost of tire chips to supply the mat manufacturing facility in McMinnville.

    The Company also relies on tire grindings or "buffings" from tire recapping operations. In prior years the Company also purchased granulated rubber from other material processors. Buffings and granulated rubber require less processing before being used for mat or molded product manufacturing. The Company's reliance on buffings and purchased granulated rubber decreased from approximately 77 percent of total raw materials in 1998 to approximately 53 percent of total raw materials in 1999. During the year ended April 30, 2001, the Company's reliance on buffings and purchased granulated rubber decreased to approximately 40 percent of total raw materials.

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

Significant Customers and Concentrations of Credit Risk

    During the year ended April 30, 2001, approximately 11 percent of net sales were to one customer. During the four months ended April 30, 2000, approximately 13 percent of net sales were to one customer. Approximately 24 percent of the Company's net sales were to one customer during 1999. The Company does not expect this customer to continue purchasing product at 1999 levels in the future. To date the Company has been able to replace most of the lost volume from this customer with sales to other customers, however there can be no assurance that the Company will be able to continue to replace the lost volume with sales to other customers. This customer represented 11 percent of the accounts receivable balance at April 30, 2001 and 9 percent of the accounts receivable balance at April 30, 2000. The balance outstanding at April 30, 2001 for this customer was collected in the first quarter of fiscal year 2002.

Backlog

    The Company's customers generally order products for immediate delivery, and the Company generally is able to meet such demand. However, at April 30, 2001, due to logistical and delivery constraints caused by cross-country delivery of the Company's products, the Company had a backlog of approximately $214,000. This backlog shipped during the first quarter of fiscal 2002. The stated backlog is not necessarily indicative of Company sales for any future period nor is a backlog any assurance that the Company will realize a profit from filling the orders. The backlog at April 30, 2000 was approximately $342,000.

Intellectual Property

    The Company has a portfolio of intellectual properties employed in its business including trademarks, tradenames, trade secrets and know-how. The Company is contemplating whether to implement a program of filing for patent protection on certain aspects of its intellectual properties. Currently, the Company protects its proprietary and trade secret information and know-how by the use of confidentiality agreements and other security measures. There can be no assurance that these measures will provide adequate protection for its proprietary and trade secret information and know-how. The Company's business may be adversely affected by competitors that independently develop substantially equivalent products, equipment and processes. The Company uses the following trademarks and tradenames: RB Rubber Products®, Bounce Back®, Tenderfoot, Monster Mat, Arobitile, Shower Tile, and Pooch Mat. The Company is not aware of any conflicting uses of its material trademarks and tradenames. The Company does not maintain any intellectual property insurance coverage.

Research and Development

    Research and development expenses, included in general and administrative expense, totaled $32,949 and $49,405 during the four months ended April 30, 2000 and 1999 (unaudited), respectively. The Company expensed $7,119 and $105,403 on research and development activities during the years ended April 30, 2001 and December 31, 1999, respectively.

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

Employees

    At April 30, 2001, the Company had 82 employees. None of the Company's employees are covered by collective bargaining agreements, and the Company believes its relations with its employees are good.

Item 2. Description of Property

    The Company's corporate headquarters, mat and molded product manufacturing space are housed in the same facility, which is located in McMinnville, Oregon, approximately 35 miles southwest of Portland, Oregon. The facility consists of approximately 34,000 square feet of space on approximately four acres of land, all of which is owned by the Company.   At April 30, 2001, the Company had an

outstanding note collateralized by this facility payable at 7.97 percent interest, payable $8,373 per month including interest, through August 15, 2008, at which time the remaining balance of $695,954 becomes due. The Company also operates RB Recycling, a tire collection and processing facility and a 100 percent owned subsidiary of the Company, located on approximately 2 acres of land in north Portland, Oregon. The property includes a modular office space, processing facility and maintenance shop. RB Recycling, Inc. leases the property under operating leases that expire in 2004.

Item 3. Legal Proceedings

    As of the date of filing of this Form 10-KSB, there were no material, pending legal proceedings to which the Company or its subsidiaries were a party. From time to time, the Company may become involved in ordinary regulatory matters or legal proceedings incidental to the business of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

    None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

    The Company's Common Stock is quoted on the National Association of Securities Dealers Automated Quotation System -Small Cap Market ("Nasdaq-Small Cap") under the symbol "RBBR." The following table sets forth the high and low sales prices (adjusted for the 20 percent common stock splits effected in both March 2001 and in December 1999) as reported by Nasdaq-Small Cap for the periods indicated.

Year Ended December 31, 1999	High	Low
Quarter 1	$2.32	$0.73
Quarter 2	1.92	1.08
Quarter 3	1.30	0.94
Quarter 4	1.85	0.90

Year Ended April 30, 2001
Quarter 1	$3.35	$1.46
Quarter 2	3.28	2.19
Quarter 3	2.50	1.77
Quarter 4	2.45	1.46

Transition Period (January 1, 2000 through April 30, 2000)	$3.13	$1.69

    The number of shareholders of record on June 30, 2001 was 129. There were no cash dividends declared or paid during the years ended April 30, 2001 and December 31, 1999. The Company does not anticipate declaring such dividends in the foreseeable future.

    On April 9, 1999 the Company announced an agreement that provided for a tender offer to be made by Dash Multi-Corp, Inc. ("Dash"), a private company located in St. Louis, Missouri. Through its tender offer, Dash purchased 2,257,146 shares (70 percent) of the Company's outstanding Common Stock for $2.08 per share on June 3, 1999. The Company's three largest shareholders, who were officers and/or directors prior to the tender offer of the Company's Common Stock, tendered a total of 1,347,179 shares to Dash pursuant to its offer.

Item 6. Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

    The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the financial statements and notes thereto of the Company included elsewhere in this Form 10-KSB. This Form 10-KSB contains forward-looking statements. Discussions containing such forward-looking statements may be found in the material set forth below and under "Description of Business,' as well as in the Form 10-KSB generally. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors set forth in this Form 10-KSB generally.

Results of Operations

    The following table sets forth, as a percentage of sales, certain statement of operations data for the four months ended April 30, 2000 and 1999 (unaudited) and the years ended April 30, 2001 and December 31, 1999:

	Four Months Ended April 30,		Years Ended
			April 30 2001	December 31, 1999
	2000	1999
		(Unaudited)
Sales, net	100%	100%	100%	100%
Cost of sales	64	69	69	66

Gross profit	36	31	31	34
Selling expenses	9	8	9	8
General and administrative expenses	14	14	15	13
Loss on disposal of equipment	—	—	—	1
Loss on impairment of long-term assets	—	—	—	1

Operating income	13	9	7	11
Other expense	(2)	(3)	(1)	(3)

Income before income taxes	11	6	6	8
Income tax expense	(5)	(2)	(2)	(3)

Net income	6%	4%	4%	5%

YEAR ENDED APRIL 30, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

    Sales.  Sales for the year-end ended April 30, 2001 remained constant at $11.2 million compared to the year ended December 31, 1999. Sales to the Company's largest customer were down by 46 percent, or approximately $1.2 million. The decline in sales to this customer was replaced by sales to other customers.

    Gross Profit.  Gross Profit decreased by $319,000, or 8.4 percent, to $3.5 million (31.0 percent of net sales) for the year ended April 30, 2001 from $3.8 million (33.9 percent of net sales) for the year ended December 31, 1999. The decline in gross profit relates primarily to an increase in operating costs associated with the recycling plant in Portland, Oregon and with increased unit costs associated with lower production levels. Through the course of the year ended April 30, 2001, the recycling facility has been affected by down time associated with equipment breakdowns. Further, maintenance expenses have increased due to efforts related to repairing breakdowns as well as preventing future occurrences. In December 2000, management elected to reduce the operating hours of the plant in McMinnville by 33 percent. This decision was the result of improved operating efficiencies combined with level sales and excess inventories. Since implementing the slow down in December 2000, inventories have returned to historical levels. Lowering production levels has the effect of increasing unit cost since fixed overhead is spread over fewer units produced. The Company increased its utilization of low cost tire chips from 53 percent of total raw materials during the year ended December 31, 1999 to 60 percent during the year ended April 30, 2001.

    Selling Expenses.  Selling expenses increased $152,000, or 17.5 percent, to $1.0 million (9.1 percent of net sales) for the year ended April 30, 2001 from $870,000 (7.7 percent of net sales) for the year ended December 31, 1999. The increased expenses primarily resulted from increased travel, trade shows, and advertising expenses. As noted above, sales to the Company's largest customer were down by 46 percent during the year. Efforts to replace these sales resulted in additional expense.

    General and Administrative Expenses.  General and administrative expenses increased $151,000, or 10.2 percent, to $1.6 million (14.5 percent of net sales) for the year ended April 30, 2001 from $1.5 million (13.2 percent of net sales) for the year ended December 31, 1999. The increase relates to an increase in the management fee paid to Dash offset by other lower expenses.

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

    Other Income (expense).  Other income (expense) increased $131,000 or 59.4 percent to a net expense of $140,000 in the year ended April 30, 2001 from a net expense of $271,000 in the year ended December 31, 1999. The change resulted primarily from an increase in interest income earned on cash reserves and a decrease in interest expense.

    Income Taxes.  Income tax expense, totaling $257,000 for the year ended April 30, 2001, was recorded at an effective rate of approximately 37.1 percent, compared to $347,000 in the year ended December 31, 1999 at an effective rate of approximately 37.5 percent.

    Net Income.  Net income decreased to $435,000 (3.9 percent of net sales) for the year ended April 30, 2001 from $579,000 (5.1 percent of net sales) for the year ended December 31, 1999. The decrease is primarily a result of decreased gross profit and increased operating expenses as discussed above.

FOUR MONTHS ENDED APRIL 30, 2000 COMPARED TO THE FOUR MONTHS ENDED APRIL 30, 1999

    Sales.  Sales decreased 2.8 percent to $3.5 million for the four months ended April 30, 2000 compared with $3.6 million for the four months ended April 30, 1999 (unaudited). The decrease was primarily attributable to a slow down in agribusiness sales and an approximate 50 percent decrease in sales to the Company's largest customer. The Company is continuing to develop new markets for its matting products, which generally yield a higher gross margin return to the Company.

    Gross Profit.  Gross profit increased to $1.3 million (36.0 percent of net sales) for the four months ended April 30, 2000 compared with $1.1 million (30.4 percent of net sales) for the four months ended April 30, 1999 (unaudited). Improved utilization of lower cost raw materials and a 12 percent increase in production levels from the matting division were the primary factors that increased gross profit as a percent of net sales during the four months ended April 30, 2000. The Company's raw materials include tire chips, buffings and granulated rubber. Historically, the Company purchased tire chips from WRI's Portland plant. With the purchase of WRI's Portland plant, combined with certain improvements made to the Company's processing and mat manufacturing plant in McMinnville, the Company has been able to utilize more tire chips and improve its overall tire chip processing and mat manufacturing capacity. As a result, the Company increased its utilization of tire chips from 44.7 percent of total raw materials during the four months ended April 30, 1999 (unaudited) to 52.7 percent during the four months ended April 30, 2000. Additionally, the Company has increased its mat manufacturing capacity and, as a result, increased overall mat production by 12 percent during the four months ended April 30, 2000 compared with the four months ended April 30, 1999.

    Selling Expenses.  Selling expenses increased 3.7 percent to $300,000 for the four months ended April 30, 2000 (8.6 percent of net sales) compared to $290,000 (8.1 percent of net sales) for the four months ended April 30, 1999 (unaudited). The increase as a percentage of sales primarily related to the Company's continued efforts to develop new markets for its products while maintaining level marketing, advertising, payroll and other selling related expenses combined with a slight decrease in sales volume during the four months ended April 30, 2000.

    General and Administrative Expenses.  General and administrative expenses increased 1.0 percent to $502,000 (14.4 percent of net sales) for the four months ended April 30, 2000 from $497,000 (13.9 percent of net sales) for the four months ended April 30, 1999 (unaudited). In April 2000, the Board of Directors agreed to increase the monthly management fee paid to Dash Multi-Corp from $6,000 to $25,000 beginning May 1, 2000.

    Other Income (expense).  Other income (expense) increased $33,000 or 35.1 percent to a net expense of $61,000 in the four months ended April 30, 2001 from a net expense of $94,000 in the four months ended April 30, 2000. The change resulted primarily from an increase in interest income earned on cash reserves and a decrease in interest expense.

    Income Taxes.  Income tax expense, totaling $171,000 for the four months ended April 30, 2000, was recorded at an effective rate of approximately 43.9 percent, compared to $81,000 in the four months ended April 30, 1999 (unaudited) at an effective rate of approximately 39.2 percent.

    Net Income.  Net income increased to $219,000 (6.3 percent of net sales) for the four months ended April 30, 2000 from $126,000 (3.5 percent of net sales) for the four months ended April 30, 1999 (unaudited). The increase is primarily a result of increased gross profit and level operating expenses as a percentage of net sales as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has financed its operations and capital expenditures through the private sale of equity securities, cash from operations, conventional bank financings and leasing arrangements.

    Working capital decreased $262,000 to $1.9 million at April 30, 2001 from $2.2 million at April 30, 2000 due primarily to short-term borrowings to finance the construction of new equipment. The equipment is expected to be complete in August 2001. At that time, the equipment will be financed with long-term borrowing.

    Accounts receivable increased by $422,000, or 52.8 percent, to $1.2 million at April 30, 2001 from $799,000 at April 30, 2000. The increase is attributed to higher year-end sales and a small increase in the average days outstanding.

    Inventories increased $324,000, or 27.0 percent, to $1.5 million at April 30, 2001 from $1.2 million at April 30, 2000. The increase relates to the build up of ancillary products and playground tiles. Ancillary products are imported and consequently have a long lead-time for delivery. The Company's increased emphasis on this product line has required an increase in stocked inventory in McMinnville as well as other warehouse locations. Further, the playground tile market is very cyclical with the majority of sales during the summer months. Accordingly it is necessary to build inventories in the spring for summer sales.

    Capital expenditures in fiscal 2001 totaled $1.3 million primarily for equipment to improve operating capacities and efficiency at both the McMinnville and Portland plants. On January 29, 1999, the Company, through a newly created, 100 percent owned subsidiary, RB Recycling, Inc., purchased certain assets related to a tire recovery and processing plant in Portland, Oregon from Dallas, Texas based Waste Recovery, Inc. ("WRI"). The total purchase price was $785,000, consisting of $450,000 in cash, which was financed from the proceeds of a five-year note with a commercial bank, $195,000 in cash from the Company's existing operating line of credit and $140,000 in cash from existing cash balances. The acquisition was accounted for as a purchase.

    At April 30, 2001, the Company had a $1,000,000 operating line of credit, which bore interest at prime, 7.5 percent at April 30, 2001. This line of credit expires August 1, 2001, and is collateralized by accounts receivable and inventory. The Company expects to renew this line of credit, when it expires, under similar terms. The Company had an outstanding balance under this line of credit of $435,000 at April 30, 2001. Under the terms of this line-of-credit agreement, the Company is required to maintain certain financial covenants. At April 30, 2001, the Company was in compliance with all of its covenants.

    The Company believes its existing cash, cash generated from operations and available credit facilities will be sufficient to fund its operations for the next 12 months.

    The Company believes that the impact of inflation on its results of operations for the four months ended April 30, 2000 and 1999 and for the years ended April 30, 2001 and December 31, 1999 was not material.

New Accounting Pronouncements

    In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133" ("SFAS 138"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 137 and 138 establish accounting and reporting standards for all derivative instruments. SFAS 137 and 138 are effective for fiscal years beginning after June 15, 2000. The Company does not have any derivative instruments nor does it participate in hedging activities and therefore, the adoption of SFAS 137 and 138 in the first quarter of fiscal 2002 did not have a material impact on its financial position or results of operations.

    In September 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" (EIFT 00-10). The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. The EITF further concluded that shipping and handling costs incurred by a seller should be reported as operating expenses. The Company has historically recorded certain shipping and handling revenues as a reduction of cost of sales, in accordance with common industry practice. To comply with the EITF consensus, the Company reclassified shipping and handling revenues to sales for all periods presented. The impact of the adoption of EITF 00-10 is to increase sales and cost of sales for the four months ended April 30, 2000 and April 30, 1999 (unaudited) by $135,473 and $146,771, respectively and to increase sales and cost of sales for the years ended April 30, 2001 and December 31, 1999 by $492,049 and $484,359, respectively. There was no other effect on the Company's consolidated balance sheets, statements of operations, shareholders' equity or cash flows.

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Tangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited on a prospective basis only. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which for the Company will be fiscal year 2002. The Company does not expect that the adoption of either SFAS 141 or SFAS 142 to have a significant impact on the financial condition or results of operations of the Company.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

Name	Age	Position with Company	Has Been a Director Since
Marvin S. Wool	72	Chairman of the Board	June 1999
Ronald L. Bogh	58	Director and President	1985
Paul M. Gilson	53	Director and Senior Vice President	June 1999
Gregory J. Divis	60	Director, Vice President and Secretary	June 1999
Sandon L. Wool	47	Director	June 1999
Lawrence J. Young	57	Director	June 1999
Leland B. Curtis	57	Director	October 1999

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

    Sandon L. Wool was named a Director of the Company in June 1999. Mr. Sandon L. Wool has served as a Director of Dash Multi-Corp, Inc. since 1980 as Vice President and Secretary since 1994. Since 1997 Mr. Sandon L. Wool has also served as President of MarChem Corporation, a subsidiary Dash Multi-Corp., Inc.

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

Executive Officers

    The names, ages and positions of the Company's executive officers are as follows:

Name	Age	Current Position(s) with Company	Since
Ronald L. Bogh	58	President	1996
Paul M. Gilson	53	Senior Vice President	1996
Gregory J. Divis	60	Vice President and Secretary	1999

    For information on the business backgrounds of Messrs. Bogh, Gilson and Divis, see "Directors" above.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers and Directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons, the Company believes that, for the year ended April 30, 2001, all executive officers, Directors and greater than 10 percent shareholders complied with all applicable filing requirements.

Item 10. Executive Compensation

Summary of Cash and Certain Other Compensation

    The following table provides certain summary information concerning compensation awarded to, earned by or paid to Ronald L. Bogh, the Company's President and Paul M. Gilson, Senior Vice President (the "named executive officers"), for calendar year 1999. In addition, certain information is provided on an annualized basis for the fiscal years ended April 30, 2001 and 2000.

SUMMARY COMPENSATION TABLE

Annual Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($) (3)	All Other Compensation ($)(1)
Ronald L. Bogh (2) President	2001 2000 1999	$170,267 166,415 156,877	$8,611 28,611 20,000	$1,953 1,953 1,065	$2,200 2,200 2,200
Paul M. Gilson Sr. Vice President	2001 2000 1999	119,900 113,400 109,886	2,583 8,583 6,000	— — —	418 418 418
(1)
Amounts include Company paid premiums on a life insurance policy benefiting Mr. Bogh and Mr. Gilson.

(2)
Until June 1999, Mr. Bogh also served as Chairman of the Board and Chief Executive Officer of the Company. Subsequent to June 1999, the Company does not have a Chief Executive Officer.

(3)
Country Club dues paid on behalf of Mr. Bogh as per Mr. Bogh's employment agreement.

Options Granted in Last Fiscal Year

    There were no option grants to the named executive officers during the year ended April 30, 2001.

Option Exercises and Holdings

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options At FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options At FY-End ($) (1) Exercisable/ Unexercisable
Ronald L. Bogh	—	—	8,400/—	—/—
Paul M. Gilson	—	—	72,240/15,360	$76,472/$11,368
(1)
Market value of the underlying securities at April 30, 2001, $2.45 per share, minus exercise price of the unexercised options.

Director Compensation

    Non-employee, non-salaried directors receive $500 per meeting they attend where official Board action is taken, including special meetings, annual meetings and telephonic meetings, plus out-of-pocket expenses associated with attending such meetings. Employee, salaried directors receive no additional cash compensation beyond their salaries for attending any Board meetings.

    As of the date of each annual shareholders meeting, each Director who has been a member of the Board for at least three months will also receive an option to purchase 8,400 shares of the Company's common stock. Each option will continue for a term of five years, with a per-share exercise price of 115 percent of the average closing price of the Company's stock for the two week period preceding the annual shareholders meeting. All options will be fully vested and exercisable upon grant. Directors who are also employees of the Company (or a related corporation) will receive incentive stock options, designed to qualify under Section 422 of the Internal Revenue Code. Directors who are not also employees of the Company (or a related corporation) will receive nonqualified stock options.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of July 9, 2001 as to (i) each person who is known by the Company to own beneficially 5 percent or more of the outstanding shares of Common Stock, (ii) each Director or Nominee for Director of the Company, (iii) each of the executive officers named in the Summary Compensation Table above and (iv) all Directors and executive officers as a group. Except as otherwise noted, the Company believes the persons listed below have sole investment and voting power with respect to the Common Stock owned by them.

Five Percent Shareholders, Directors and Named Executive Officer	Shares Beneficially Owned(1)	Common Stock Approximate Percentage Owned
Dash Multi-Corp, Inc.(2)	2,267,146	70.0%
Marvin S. Wool(2)(3)(7)	2,275,546	70.3%
Ronald L. Bogh(4)(5)	274,537	8.5%
Paul M. Gilson(6)	89,232	2.7%
Gregory J. Divis(7)	8,400	*
Sandon L. Wool(7)	8,400	*
Lawrence J. Young(7)	13,200	*
Leland B. Curtis(7)	10,128	*
All Directors and executive officers as a group (7persons) (8)	2,669,443	82.5%

*
Less than one percent.

(1)
Applicable percentage of ownership is based on 3,236,560 shares of Common Stock outstanding as of July 9, 2001 together with applicable options for such beneficial owners. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting and investment power with respect to such shares. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days after July 9, 2001 are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

(2)
The address for such person/business is 2500 Adie Road, Maryland Heights, Missouri 63043.

(3)
2,267,146 such shares are held of record by Dash Multi-Corp, Inc. As the controlling shareholder of Dash Multi-Corp, Inc., Mr. Wool may be deemed to share beneficial ownership of such shares. Mr. Wool disclaims all such beneficial ownership.

(4)
The address for such person is 904 E. 10th Avenue, McMinnville, Oregon 97128.

(5)
Includes 21,035 shares of the Company's Common Stock held by Mr. Bogh's children for which Mr. Bogh has sole voting power pursuant to a voting agreement dated April 15, 1995 and 8,400 shares subject to options exercisable within 60 days of July 9, 2001.

(6)
Includes 72,240 shares subject to options exercisable within 60 days of July 9, 2001.

(7)
Includes 8,400 shares subject to options exercisable within 60 days of July 9, 2001.

(8)
Includes 122,640 shares subject to options exercisable within 60 days of July 9, 2001 and 21,035 shares of the Company's Common Stock held by Mr. Bogh's children for which Mr. Bogh has sole voting power pursuant to a voting agreement dated April 15, 1995.

Item 12. Certain Relationships and Related Transactions

    MarChem Pacific, Inc. ("MarChem"), a wholly owned subsidiary of Dash, is the Company's primary supplier of bonding materials used in its mat-making process. During the year ended April 30, 2001, the Company paid a total of $688,964 to MarChem. At April 30, 2001, the Company owed MarChem $2,240 for such materials.

    During the year ended April 30, 2001, the Company paid $300,000 to Dash for management services and $41,199 to Conway Air Corp. ("Conway") for travel services. Included in accounts payable at April 30, 2001 was $110,072 owed to Dash and Conway for management fees, travel services and other company related expenses. During the year ended April 30, 2001, the Company contracted for its group health insurance and general liability insurance as a related group with Dash, who procures the policies for the entire related group. Premiums paid to Dash under these plans totaled $401,411 and are allocated to the Company based upon formulas provided by the insurance carrier, which may not be indicative of the Company premiums if the Company was independent in the procurement of its insurance.

Item 13. Exhibits and Reports on Form 8-K

Exhibits

    The following exhibits are filed herewith and this list is intended to constitute the exhibit index. An asterisk (*) beside the exhibit number indicates the subset of the exhibits containing each management contract, compensatory plan, or arrangement required to be identified separately in this report.

Exhibit Number		Description
3.1		Articles of Incorporation(1)
3.2		Bylaws(1)
4.1		Reference is made to Exhibits 3.1 and 3.2(1)
4.2		Form of Common Stock Certificate(1)
10.1	*	R-B Rubber Products, Inc. 1995 Stock Option Plan(1)
10.2	*	Form of Stock Option Agreement(1)
10.3	*	Amendment No. 1 to R-B Rubber Products, Inc. 1995 Stock Option Plan(3)
10.4	*	Employment Agreement dated effective June 3, 1999 between R-B Rubber Products, Inc. and Ronald L. Bogh(9)
10.5	*	Employment Agreement dated effective June 3, 1999 between R-B Rubber Products, Inc. and Paul M. Gilson(9)
10.6	*	R-B Rubber Products, Inc. Directors Stock Option Plan(11)
10.7		$992,000 Business Loan Agreement by and between KeyBank National Association and R-B Rubber Products, Inc., dated August 3, 1998.(5)
10.8		$450,000 Business Loan Agreement, dated January 19, 1999, by and between KeyBank National Association and R-B Rubber Products, Inc.(6)
10.9		$1,000,000 Line of Credit Agreement by and between KeyBank National Association and R-B Rubber Products, Inc. dated July 31, 1998.(5)
10.10		Amendment No. 1 (Extension Agreement) dated September 1, 1999 to Line of Credit Agreement dated July 31, 1998.(8)
10.11		Funding Agreement, dated May 12, 1997, by and between Keycorp Leasing Ltd. and R-B Rubber Products, Inc.(2)
10.12		Consent to Assignment and Agreement and Assignment of Purchase Agreement, dated May 12, 1997, by R-B Rubber Products, Inc. to Keycorp Leasing Ltd.(2)
10.13		Master Lease Agreement, dated as of May 12, 1997 by and between KeyCorp Leasing Ltd. and R-B Rubber Products, Inc.(3)
10.14		Schedule, dated December 22, 1997, to Master Lease Agreement dated as of May 12, 1997 by and between KeyCorp Leasing Ltd. and R-B Rubber Products, Inc.(7)
10.15		Schedule, dated February 2, 1999, to Master Lease Agreement dated as of May 12, 1997, by and between KeyCorp Leasing Ltd. and R-B Rubber Products, Inc.(7)
10.16		Master Lease Agreement, dated as of October 19, 1995 by and between U.S. Bancorp Leasing & Financial and R-B Rubber Products, Inc.(12)
10.17		Schedule, dated October 19, 1995, to Master Lease Agreement dated as of October 19, 1995 by and between U.S. Bancorp Leasing & Financial and R-B Rubber Products, Inc.(12)
10.18		Schedule, dated June 4, 1998, to Master Lease Agreement dated as of October 19, 1995, by and between U.S. Bancorp Leasing & Financial and R-B Rubber Products, Inc.(4)
10.19		Schedule, dated December 8, 1998, to Master Lease Agreement dated as of October 19, 1995, by and between U.S. Bancorp Leasing & Financial and R-B Rubber Products, Inc.(7)
10.20		Lease Agreements dated December 21, 1999 between Banc of America Leasing & Capital, LLC and RB Rubber Products, Inc. together with Schedules thereto.(10)
21		Subsidiaries of the Registrant(7)
23.1		Consent of Arthur Andersen

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

(12)
Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the transition period ended April 30, 2000, as filed with the Securities and Exchange Commission on July 31, 2000.

Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended April 30, 2001.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    July 27, 2001

R-B RUBBER PRODUCTS, INC.
By:	/s/ RONALD L. BOGH Ronald L. Bogh President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities indicated on July 27, 2001:

Signature	Title

/s/ MARVIN S. WOOL Marvin S. Wool	Chairman of the Board
/s/ RONALD L. BOGH Ronald L. Bogh	President
/s/ DONALD OVERTURF Donald Overturf	Chief Financial Officer (Principal Accounting and Financial Officer)
/s/ PAUL M. GILSON Paul M. Gilson	Director and Senior Vice President
/s/ GREGORY J. DIVIS Gregory J. Divis	Director, Vice President and Secretary
/s/ SANDON L. WOOL Sandon L. Wool	Director
/s/ LAWRENCE J. YOUNG Lawrence J. Young	Director
/s/ LELAND B. CURTIS Leland B. Curtis	Director

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of
R-B Rubber Products, Inc.
McMinnville, Oregon

    We have audited the accompanying consolidated balance sheets of R-B Rubber Products, Inc., and subsidiary as of April 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the four month period ended April 30, 2000 and the years ended April 30, 2001 and December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R-B Rubber Products, Inc. and subsidiary as of April 30, 2001 and 2000, and the results of their operations and their cash flows for the four month period ended April 30, 2000 and the years ended April 30, 2001 and December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP
Portland, Oregon
June 15, 2001

F–1

R-B RUBBER PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS

	April 30,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$599,183	$1,440,616
Accounts receivable, net of allowance of $38,105 and $51,336	1,221,459	799,357
Inventories, net	1,520,145	1,196,642
Prepaid expenses and other	171,693	80,356
Deferred tax asset	62,000	38,000

Total current assets	3,574,480	3,554,971
Property, plant and equipment, net of accumulated depreciation of $4,051,446 and $3,160,401	5,532,469	5,087,987
Deferred tax asset	—	17,000
Other assets	446,156	494,994

Total assets	$9,553,105	$9,154,952

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$119,036	$114,386
Current portion of capital lease obligations	257,899	232,386
Short-term line of credit	435,000	—
Accounts payable	339,473	514,118
Accounts payable—related party	112,312	97,043
Accrued expenses	325,819	368,460
Income taxes payable	57,868	39,231

Total current liabilities	1,647,407	1,365,624
Long-term debt, net of current portion	1,085,670	1,198,240
Capital lease obligations, net of current portion	819,092	1,077,311
Deferred income taxes	37,000	—

Total liabilities	3,589,169	3,641,175

Commitments and contingencies
Shareholders' equity:
Common stock, no par value, 24,000,000 shares authorized; 3,236,560 and 3,224,567 shares issued and outstanding	4,311,999	4,296,959
Retained earnings	1,651,937	1,216,818

Total shareholders' equity	5,963,936	5,513,777

Total liabilities and shareholders' equity	$9,553,105	$9,154,952

The accompanying notes are an integral part of these statements.

F–2

R-B RUBBER PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

			Year Ended
	Four Months Ended April 30,
			April 30, 2001	December 31, 1999
	2000	1999
		(Unaudited)
Sales, net	$3,477,391	$3,579,066	$11,243,104	$11,248,116
Cost of sales	2,223,986	2,491,489	7,754,915	7,440,547

Gross profit	1,253,405	1,087,577	3,488,189	3,807,569

Operating expenses:
Selling	300,162	289,554	1,022,224	869,925
General and administrative	501,858	496,804	1,633,814	1,482,532
Loss on disposal of equipment	—	—	—	121,933
Loss on impairment of long-term assets	—	—	—	136,120

	802,020	786,358	2,656,038	2,610,510

Operating income	451,385	301,219	832,151	1,197,059

Other income (expense):
Interest income	21,263	199	57,014	858
Interest expense	(85,846)	(102,891)	(229,255)	(291,098)
Other income, net	3,579	8,242	31,836	19,031

	(61,004)	(94,450)	(140,405)	(271,209)

Income before income taxes	390,381	206,769	691,746	925,850
Income tax expense	(171,276)	(81,093)	(256,627)	(347,293)

Net income	$219,105	$125,676	$435,119	$578,557

Basic net income per share	$0.07	$0.04	$0.13	$0.18

Shares used in basic net income per share	3,224,567	3,224,567	3,236,560	3,224,567

Diluted net income per share	$0.07	$0.04	$0.13	$0.18

Shares used in diluted net income per share	3,295,585	3,262,917	3,334,521	3,256,247

The accompanying notes are an integral part of these statements.

F–3

R-B RUBBER PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the two years ended December 31, 1999 and April 30, 2001 and the four months ended April 30, 2000

	Common Stock
			Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 1998	3,224,567	$4,296,959	$419,156	$4,716,115
Net income	—	—	578,557	578,557

Balance at December 31, 1999	3,224,567	4,296,959	997,713	5,294,672
Net income	—	—	219,105	219,105

Balance at April 30, 2000	3,224,567	4,296,959	1,216,818	5,513,777
Exercise of stock options	11,993	15,040	—	15,040
Net income	—	—	435,119	435,119

Balance at April 30, 2001	3,236,560	$4,311,999	$1,651,937	$5,963,936

The accompanying notes are an integral part of these statements.

F–4

R-B RUBBER PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Year Ended
	Four Months Ended April 30,
			April 30, 2001	December 31, 1999
	2000	1999
		(Unaudited)
Cash flows from operating activities:
Net Income	$219,105	$125,676	$435,119	$578,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	304,897	353,828	951,084	983,371
Loss on impairment of long-term assets	—	3,747	—	136,120
Loss (gain) on disposal of equipment	—	—	(8,500)	121,933
Deferred income taxes	(39,726)	21,477	30,000	(148,952)
Changes in current assets and liabilities:
Accounts receivable, net	280,199	(196,253)	(422,102)	(54,520)
Inventories, net	(373,482)	4,784	(323,503)	(55,678)
Prepaid expenses and other	69,622	(21,870)	(113,959)	(130,518)
Accounts payable	64,494	(193,986)	(159,376)	(125,996)
Accrued expenses	169,515	89,886	(42,641)	140,949
Income taxes payable	(378,173)	47,991	18,637	417,404

Net cash provided by operating activities	316,451	235,280	364,759	1,862,670

Cash flows from investing activities:
Additions to property, plant and equipment	(297,784)	(167,236)	(1,335,527)	(541,780)
Cash paid for acquisitions	—	(785,367)	—	(785,367)
Proceeds from sale of equipment	—	—	8,500	—
Other, net	8,631	(17,242)	11,421	21,016

Net cash used in investing activities	(289,153)	(969,845)	(1,315,606)	(1,306,131)

Cash flows from financing activities:
Net borrowings (repayments) under short-term line of credit	—	124,062	435,000	(261,478)
Proceeds from long-term debt	—	450,000	—	450,000
Proceeds from exercise of stock options	—	—	15,040
Payments on long-term debt	(38,101)	(600,878)	(107,920)	(907,842)
Payments on capital lease obligations	(72,237)	(60,824)	(232,706)	(198,012)
Proceeds from sale/leaseback transactions	—	827,648	—	1,849,410

Net cash provided by (used in) financing activities	(110,338)	740,008	109,414	932,078

Increase (decrease) in cash and cash equivalents	(83,040)	5,443	(841,433)	1,488,617
Cash and cash equivalents:
Beginning of period	1,523,656	35,039	1,440,616	35,039

End of period	$1,440,616	$40,482	$599,183	$1,523,656

The accompanying notes are an integral part of these statements.

F–5

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

    The accompanying consolidated financial statements include the accounts of the Company and of its wholly owned subsidiary, RB Recycling, Inc. On January 29, 1999, RB Recycling, Inc., a newly formed subsidiary of the Company, acquired certain assets related to a tire recovery and processing plant in Portland, Oregon from Dallas, Texas based Waste Recovery, Inc. (WRI). All significant inter-company transactions and account balances have been eliminated.

    On February 21, 2000 the Board of Directors of the Company voted to change the Company's fiscal year from a year ending December 31 to a year ending April 30. The financial statements presented include the transition period consisting of the four months ended April 30, 2000.

    Common Stock Split-up Effected in the Form of a Dividend.  The Company declared a 20 percent common stock split-up effected in the form of a dividend on March 26, 2001 for shareholders of record on May 1, 2001 for issuance on June 1, 2001. All share and per share amounts have been retroactively adjusted to reflect the stock split-up effected in the form of a dividend.

    The Company also declared a 20 percent common stock split-up effected in the form of a dividend on December 20, 1999 for shareholders of record on January 21, 2000 for issuance on February 4, 2000. All share and per share amounts have been retroactively adjusted to reflect the stock split-up effected in the form of a dividend.

    Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Cash and Cash Equivalents.  Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of 90 days or less at acquisition.

    Concentrations of Credit Risk.  Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of bank demand deposits and cash equivalents.

    During the year ended April 30, 2001, approximately 11 percent of net sales were to one customer. During the four months ended April 30, 2000 approximately 13 percent of net sales were to one customer. Approximately 24 percent of the Company's net sales were to one customer during calendar 1999. The Company does not expect this customer to continue purchasing product at the 1999 levels in the future. To date the Company has been able to replace most of the lost volume from this customer with higher margin sales to other customers, however there can be no assurance that the Company will be able to continue to replace the lost volume with sales to other customers. This customer represented 11 percent of accounts receivable at April 30, 2001 and 9 percent of the accounts receivable balance at April 30, 2000. The balance outstanding at April 30, 2001 for this customer was collected in the first quarter of fiscal 2002.

F–6

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

    Property, Plant and Equipment.  Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred, whereas renewals and betterments are capitalized. Depreciation is provided using the straight-line method over the estimated useful lives of the applicable assets as follows:

Buildings and Improvements:	30 years
Machinery and Transportation Equipment:	5—14 years
Trucks and Trailers:	5—10 years
Office Furniture and Equipment:	3—7 years

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

    Goodwill.  Goodwill, related to the purchase of certain assets of Iowa Mat Company and WRI, is included in other non-current assets and totaled $229,873, and $259,724, net of accumulated amortization of $79,811, and $49,960, at April 30, 2001 and April 30, 2000, respectively. Goodwill is amortized on a straight-line basis over a 10-year period. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are less than the carrying amount of the goodwill.

    Long-Lived Assets.  Long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Based on this review, the Company recorded a $136,120 loss on impairment of long-term assets in calendar 1999 related to certain business opportunities the Company is no longer pursuing. There were no other impairments to the carrying value of long-lived assets during the four months ended April 30, 2000 or the years ended April 30, 2001 and December 31, 1999.

    Revenue Recognition.  The Company recognizes revenue as of the date shipments are made to customers.

    Research and Development.  Research and development is expensed as incurred. Included in general and administrative expense are expenditures for research and development of $32,949 and $49,405 for the four months ended April 30, 2000 and 1999 (unaudited), respectively. Research and development expenses for the years ended April 30, 2001 and December 31, 1999 were $7,119 and $105,403, respectively.

    Advertising Costs.  Advertising costs are expensed when incurred. Total advertising costs were $19,788 and $21,448 for the four months ended April 30, 2000 and 1999 (unaudited), respectively. Advertising costs for the years ended April 30, 2001 and December 31, 1999 were $108,173 and $69,366, respectively.

    Income Taxes.  Deferred income tax assets and liabilities reflect the tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and

F–7

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

    Following is a reconciliation of basic EPS and diluted EPS:

Four Months Ended April 30,	2000			1999 (Unaudited)
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to Common Shareholders	$219,105	3,224,567	$0.07	$125,676	3,224,567	$0.04

Effect of Dilutive Securities:
Stock Options	—	71,018		—	38,350

Diluted EPS
Income available to Common Shareholders	$219,105	3,295,585	$0.07	$125,676	3,262,917	$0.04

    269,040 and 227,520 shares issuable pursuant to stock options and warrants have not been included in the above calculations for the four months ended April 30, 2000 and 1999 (unaudited), respectively, since they would have been antidilutive.

Year Ended	April 30, 2001			December 31, 1999
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to Common Shareholders	$435,119	3,236,560	$0.13	$578,557	3,224,567	$0.18

Effect of Dilutive Securities:
Stock Options	—	97,961		—	31,680

Diluted EPS
Income available to Common Shareholders	$435,119	3,334,521	$0.13	$578,557	3,256,247	$0.18

    133,680 and 270,720 shares issuable pursuant to stock options and warrants have not been included in the above calculations for years ended April 30, 2001 and December 31, 1999, respectively, since they would have been antidilutive.

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

F–8

Reclassifications

    Certain reclassifications have been made in the accompanying consolidated financial statements for 1999 and 2000 to conform to the current period.

2.  INVENTORIES

	April 30, 2001	April 30, 2000
Raw Materials	$130,969	$119,602
Finished Goods	1,361,576	1,048,084
Other	27,600	28,956

	$1,520,145	$1,196,642

3.  PROPERTY, PLANT AND EQUIPMENT

	April 30, 2001	April 30, 2000
Land	$167,750	$167,750
Buildings and improvements	1,355,667	1,265,158
Machinery and equipment	6,485,032	6,024,681
Trucks and trailers	357,760	275,649
Office furniture and equipment	281,045	271,065

	8,647,254	8,004,303
Less—accumulated depreciation	(4,051,446)	(3,160,401)

	4,595,808	4,843,902
Construction in progress	936,661	244,085

	$5,532,469	$5,087,987

    Depreciation expense was $286,329 and $327,640 for the four months ended April 30, 2000 and 1999 (unaudited), respectively, and $891,045 and $888,094 for the years ended April 30, 2001 and December 31, 1999 respectively. Machinery and equipment includes assets under capital leases, which totaled $923,063 and $1,169,567 (net of accumulated amortization of $831,106 and $584,302) at April 30, 2001 and April 30, 2000, respectively.

4.  SHORT-TERM LINE OF CREDIT

    The Company has a $1,000,000 operating line of credit with a commercial bank, which expires August 1, 2001 with interest at prime (7.5 percent at April 30, 2001). The line of credit is collateralized by accounts receivable and inventory. The Company had $435,000 outstanding under the line of credit at April 30, 2001.

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

    At April 30, 2001, the Company was in compliance with these covenants.

F–9

5.  LONG-TERM DEBT

	April 30, 2001	April 30, 2000
Real estate mortgage at U.S. Treasury rate plus 2.5 percent (7.97 percent at April 30, 2001) adjusted every 5 years, payable in monthly payments of $8,373, including interest, with a balloon payment of $695,954 due on August 15, 2008, collateralized by real estate	$928,716	$953,060
Bank term note at prime rate (7.5 percent at April 30, 2001), payable in monthly amount of $9,096, including interest through January 20, 2004, collateralized by equipment	275,990	355,312
Other loans payable in a monthly amount of $542 through December 13, 2000, collateralized by equipment	—	4,254

	1,204,706	1,312,626
Less—current portion	119,036	114,386

	$1,085,670	$1,198,240

    As of April 30, 2001, principal maturities on long-term debt for fiscal years ending April 30 are due as follows:

2002	$119,036
2003	128,662
2004	117,661
2005	34,846
2006	37,727
Thereafter	766,774

$1,204,706

    Under the terms of the bank term note agreement at April 30, 2001, the Company is required to maintain the following covenants:

    Minimum current ratio of 1.5:1.0, calculated at the end of each quarter

    Minimum tangible net worth $4,500,000, calculated at the end of each quarter

    Funded debt to EBITDA ratio of no more than 1.3 to 1.0, calculated at the end of each year for the preceding twelve month period

    At April 30, 2001, the Company was in compliance with these covenants.

6.  LEASE OBLIGATIONS

    As a recycler of tires in the state of Oregon, many of the Company's capital purchases qualify for State of Oregon Business Energy Tax Credits. The Company sells the related equipment to various commercial banks and leases the equipment back, net of the related tax credits. Gains resulting from these sale/leasebacks are netted against property and equipment on the balance sheet.

    Depreciation related to the capital leases was $82,268 and $76,059 for the four months ended April 30, 2000 and 1999 (unaudited), respectively. Total rental expense related to operating leases was $64,140 and $43,066 for the four-month periods ended April 30, 2000 and 1999 (unaudited), respectively.

F–10

    Depreciation related to the capital leases was $246,804 and $240,595 for the years ended April 30, 2001 and December 31, 1999, respectively. Total rental expense related to operating leases was $208,701 and $149,702 for the years ended April 30, 2001 and December 31, 1999, respectively.

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

    The Company leases certain land, vehicles, equipment and storage areas under operating leases expiring in various years through 2007.

    Future minimum lease payments under lease obligations are as follows at April 30, 2001:

	Capital Leases	Operating Leases
2002	$354,720	$151,540
2003	323,070	152,872
2004	278,760	137,382
2005	233,888	75,452
2006	118,242	68,096
Thereafter	—	37,456

Total minimum lease payments	1,308,680	$622,798

Less amount representing interest	(231,689)

Net obligation under capital leases	1,076,991
Less current portion	(257,899)

Non-current portion	$819,092

    Under the terms of certain capital lease agreements, the Company is required to maintain the following covenants:

    Minimum current ratio of 1.5:1.0, calculated at the end of each quarter

    Minimum tangible net worth of $4,500,000, calculated at the end of each quarter

    Operating cash flow to total fixed charges ratio of not less than 1.3 to 1.0, calculated at the end of each year for the preceding twelve month period

    At April 30, 2001, the Company was in compliance with these covenants.

7.  ACQUISITIONS

    On January 29, 1999, the Company, through its newly created, 100 percent owned subsidiary RB Recycling, Inc., purchased certain assets related to a tire recovery and processing plant in Portland, Oregon from Dallas, Texas based Waste Recovery, Inc. ("WRI"). The total purchase price was $785,367, consisting of $450,000 in cash, which was financed from the proceeds of a five-year note with a commercial bank, $195,367 in cash from the Company's existing operating line of credit and $140,000 in cash from existing cash balances. The acquisition was accounted for as a purchase, and the estimated fair value of the acquired equipment has been recorded in the accompanying balance sheet. The excess of the purchase price over the estimated fair value of the equipment acquired, which approximated $86,067, has been recorded as goodwill and is being amortized over 10 years. Pro forma results of operations are not presented as they are not materially different from actual results.

F–11

8.  INCOME TAXES

    The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This statement requires that deferred taxes be established for all temporary differences between the book and tax basis of assets and liabilities. The components of income tax expense (benefit) are as follows:

	Four Months Ended April 30,		Year Ended
			April 30, 2001	December 31, 1999
	2000	1999
		(unaudited)
Current:
Federal	$177,485	$53,058	$201,698	$406,963
State	33,517	6,558	24,929	89,282

	211,002	59,616	226,627	496,245
Deferred:
Federal	(35,210)	19,115	26,700	(123,321)
State	(4,516)	2,362	3,300	(25,631)

	(39,726)	21,477	30,000	(148,952)

Income tax expense	$171,276	$81,093	$256,627	$347,293

    The components of the net deferred tax assets and liabilities are as follows:

	April 30, 2001	April 30, 2000
Assets:
Allowance for doubtful accounts	$14,000	$20,000
Accrued vacation	16,000	18,000
Capital leases	52,000	47,000
Goodwill	99,000	119,000
Unicap	32,000	—

	213,000	204,000
Liabilities:
Depreciation	(188,000)	(149,000)

Net deferred tax asset	$25,000	$55,000

F–12

    A reconciliation between the federal statutory tax rate and the effective income tax rate is as follows:

Four Months Ended April 30,	2000	1999
		(unaudited)
Federal statutory income tax rate	34.0%	34.0%
State taxes	4.3	4.3
Other	5.6	0.9

Effective income tax rate	43.9%	39.2%

Year Ended	April 30, 2001	December 31, 1999
Federal statutory income tax rate	34.0%	34.0%
State taxes	4.4	4.3
Other	(1.3)	(0.8)

Effective income tax rate	37.1%	37.5%

    No valuation allowance has been established for deferred tax assets as management believes it is more likely than not that future taxable income will be sufficient to realize the benefit of deferred tax assets.

9.  SEGMENT REPORTING

    The Company has determined that it currently operates in two segments, manufactured products, and tire recovery and processing at RB Recycling, Inc. ("RB Recycling"). RB Recycling had inter-company sales of $167,301 and $94,402 for the four months ended April 30, 2000, and 1999

F–13

(unaudited), respectively. RB Recycling had inter-company sales of $484,291 and $382,430 for the years ended April 30, 2001 and December 31, 1999, respectively. .

Four Months Ended April 30, 2000	RB Rubber	RB Recycling	Total
Sales, net	$3,190,806	$286,585	$3,477,391
Depreciation and amortization	299,048	5,849	304,897
Income (loss) before taxes	487,078	(96,697)	390,381

Four Months Ended April 30, 1999 (unaudited)
Sales, net	$3,316,844	$262,222	$3,579,066
Depreciation and amortization	316,112	37,716	353,828
Income (loss) before taxes	214,782	(8,013)	206,769

April 30, 2000
Total assets	$8,877,667	$277,285	$9,154,952

April 30, 1999 (unaudited)
Total assets	$8,363,206	$870,643	$9,233,849
Year Ended April 30, 2001	RB Rubber	RB Recycling	Total
Sales, net	$10,381,226	$861,878	$11,243,104
Depreciation and amortization	907,797	43,287	951,084
Income (loss) before taxes	1,286,083	(594,337)	691,746

Year Ended December 31, 1999
Sales, net	$10,293,106	$955,010	$11,248,116
Depreciation and amortization	975,534	7,837	983,371
Income before taxes	883,472	42,378	925,850

April 30, 2001
Total assets	$8,973,630	$579,475	$9,553,105

December 31, 1999
Total assets	$8,982,563	$221,336	$9,203,899

10. SUPPLEMENTAL CASH FLOW INFORMATION

Four Months Ended April 30,	2000	1999
		(unaudited)
Supplemental Cash Flow Information:
Cash paid for interest	$83,019	$92,568
Cash paid for income taxes	589,175	10,166
Year Ended	April 30, 2001	December 31, 1999
Supplemental Cash Flow Information:
Cash paid for interest	$221,829	$297,430
Cash paid for income taxes	201,950	49,098

11. SHAREHOLDERS' EQUITY

    Sale of Common Stock.  On April 9, 1999 the Company announced an agreement that provided for a tender offer to be made by Dash Multi-Corp, Inc. ("Dash"), a privately held company located in St. Louis, Missouri. Through its tender offer, Dash purchased 2,257,146 shares (70 percent) of the

F–14

Company's outstanding Common Stock for $2.08 per share on June 3, 1999. The Company's three largest shareholders, who were officers and/or directors of the Company prior to the tender offer of the Company's Common Stock, tendered a total of 1,347,179 shares to Dash pursuant to its offer. The above event had no effect on the accompanying financial statements.

    Warrants.  At April 30, 2000, the Company had outstanding warrants to purchase 136,800 shares of the Company's Common Stock at $3.54 per share. These warrants expired on May 9, 2000.

Stock Option Plans.

1995 Stock Option Plan:

    In March 1995, the Company adopted its 1995 stock option plan (as amended, the "1995 Plan") and has reserved 432,000 shares of Common Stock for issuance thereunder. The 1995 Plan provides for the issuance of incentive stock options to employees of the Company and non-statutory stock options to employees, directors and consultants of the Company. Options granted generally vest over a three-year period, but may vest over a different period at the discretion of the Board of Directors. Options granted under the 1995 Plan are typically exercisable for a period of 10 years from the date of grant. The exercise price of options granted under the 1995 Plan must be equal to or greater than the fair market value of the Company's Common Stock on the date of grant for incentive stock options under Section 422 of the Code and not less than 85 percent of the fair market value on the date of grant for non-statutory stock options. At April 30, 2001, the Company had 420,007 shares of Common Stock reserved for future issuance under the 1995 Plan. The exercise price of all options granted was equal to or greater than the market value of the Company's Common Stock on the grant date.

Director's Stock Option Plan.

    On February 21, 2000, the Board of Directors of the Company voted to adopt a Directors Stock Option Plan (the "Directors Plan"). The Directors Plan was approved by the shareholders on April 25, 2000 and provides for the issuance of up to 480,000 shares of the Company's common stock.

    The Directors Plan will grant options on an annual, systematic basis. As of the date of each annual shareholders meeting, each Director who has been a member of the Board for at least three months will receive an option to purchase 8,400 shares of the Company's common stock. Each option will continue for a term of five years, with a per-share exercise price of 115 percent of the average closing price of the Company's stock for the two week period preceding the annual shareholders meeting. All options will be fully vested and immediately exercisable. Directors who are also employees of the Company (or a related corporation) will receive incentive stock options, designed to qualify under Section 422 of the Internal Revenue Code. Directors who are not also employees of the Company (or a related corporation) will receive nonqualified stock options. The Board of Directors is the administrator of the Directors Plan. At April 30, 2001, the Company had 480,000 shares of Common Stock reserved for future issuance under the Directors Plan. The exercise price of all options granted was equal to or greater than the market value of the Company's Common Stock on the grant date.

F–15

    Activity under the 1995 and Directors Plan are summarized as follows:

	Shares Available for Grant	Shares Subject to Options	Weighted Average Exercise Price Per Share
Balances, December 31, 1998	212,400	219,600	$1.78
Options granted	(57,600)	57,600	1.82
Options canceled	20,160	(20,160)	2.52

Balances, December 31, 1999	174,960	257,040	1.73
Adoption of Directors Plan	480,000	—	—
Options granted	(58,800)	58,800	2.85
Options canceled	—	—	—

Balances, April 30, 2000	596,160	315,840	1.93
Options granted	—	—	—
Options canceled	2,407	(2,407)	1.57
Options exercised	—	(11,993)	1.25

Balances, April 30, 2001	598,567	301,440	$1.96

    Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 defines a fair value based method of accounting for an employee stock option and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principals Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in APB No. 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been adopted.

    The Company has elected to account for its stock-based compensation plans under APB No. 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during the four months ended April 30, 2000 and 1999 (unaudited) and during the year ended December 31, 1999 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for grants. There were no options granted during the year ended April 30, 2001:

Four Months Ended April 30,	2000	1999
		(unaudited)
Risk-free interest rate	6.4%	4.7%
Expected dividend yield	0%	0%
Expected lives	5 years	6.5 years
Expected volatility	105.7%	104.8%

F–16

Year Ended	December 31, 1999
Risk-free interest rate	5.7%
Expected dividend yield	0%
Expected lives	6.5 years
Expected volatility	106.0%

    Using the Black-Scholes methodology, the total fair value of options granted during the four months ended April 30, 2000 and 1999 (unaudited) was $115,288 and $12,673, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically two to five years under the 1995 Plan and immediately under the Directors Plan). The weighted average fair value of options granted during the four months ended April 30, 2000 and 1999 (unaudited) was $2.35 per share and $1.06 per share, respectively.

    Using the Black-Scholes methodology, the total value of options granted during the year ended December 31, 1999 was $56,975, which would be amortized on a pro forma basis over the vesting period of the options (typically two to five years). The weighted average fair value of options granted during the year ended December 31, 1999 was $1.19 per share.

    If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net income and net income per share would approximate the pro forma disclosures below:

	2000		1999 (unaudited)
Four Months Ended April 30,	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$219,105	$78,928	$125,676	$100,435
Net income per share—basic	$0.07	$0.02	$0.04	$0.03
Net income per share—diluted	$0.07	$0.02	$0.04	$0.03
	April 30, 2001		December 31, 1999
Year Ended	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$435,119	$381,064	$578,557	$502,834
Net income per share—basic	$0.13	$0.12	$0.18	$0.16
Net income per share—diluted	$0.13	$0.11	$0.18	$0.15

    The following table summarizes information about stock options outstanding at April 30, 2001:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 4/30/01	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable at 4/30/01	Weighted Average Exercise Price
$1.042	72,720	6.0	$1.042	72,720	$1.042
1.128	47,520	1.7	1.128	47,520	1.128
1.303	2,880	2.7	1.303	2,880	1.303
2.000	2,880	6.1	2.000	1,440	2.000
2.083	43,200	8.3	2.083	43,200	2.083
2.604	73,440	6.6	2.604	73,440	2.604
2.851	50,400	4.0	2.851	50,400	2.851
2.865	8,400	4.0	2.865	8,400	2.865

$1.042-2.865	301,440	5.5	$1.956	300,000	$1.955

F–17

    At April 30, 2000 options to purchase 269,760 shares of the Company's Common Stock were exercisable at an average exercise price of $1.934 per share.

12. PROFIT SHARING PLAN

    The Company has a defined contribution profit sharing plan (the "Plan"), which covers all employees who have completed 90 days of service. The Plan is qualified under section 401 of the Internal Revenue Code. Participants may voluntarily elect to reduce their compensation by up to 15 percent of their annual compensation. The Company may contribute to the Plan a discretionary amount determined by its Board of Directors. In December 1999, the Board of Directors approved a 50 percent match for future contributions if a participant defers at least 2 percent of compensation, with no deferrals over 2 percent of compensation being matched. During the years ended April 30, 2001 and December 31, 1999 contributions were made to the Plan by the Company in the amount of $13,763 and $0, respectively. During the four months ended April 30, 2000 and April 30, 1999 (unaudited), the Company made $5,535 and $0, respectively, in contributions to the Plan.

13. RELATED PARTY TRANSACTIONS

    MarChem Pacific, Inc. ("MarChem"), a wholly owned subsidiary of Dash, is the Company's primary supplier of bonding materials used in its mat-making process. During the four months ended April 30, 2000 and 1999 (unaudited) the Company paid a total of $289,384 and $278,057, respectively, to MarChem for bonding materials. During the years ended April 30, 2001 and December 31, 1999, the Company paid a total of $688,964 and $838,764, respectively, to MarChem. At April 30, 2001 and 2000, the Company owed MarChem $2,240 and $78,505, respectively, for such materials.

    The Company paid Dash $24,000 for management fees and $24,875 to Conway Air Corp. ("Conway"), a subsidiary of Dash, for travel services provided to the Company during the four months ended April 30, 2000. In April 2000, the Board of Directors agreed to increase the monthly management fee paid to Dash from $6,000 to $25,000 beginning May 1, 2000. During the years ended April 30, 2001 and December 31,1999, the Company paid $300,000 and $36,000, respectively, to Dash for management services and $41,199 and $48,608, respectively, to Conway for travel services. Included in accounts payable at April 30, 2001 and 2000 was $110,072 and $18,538 owed to Dash and Conway for management fees, travel services and other company related expenses. During the year ended April 30, 2001 the Company contracted for its group health insurance and general liability insurance as a related group with Dash, who procures the policies for the entire related group. Premiums paid to Dash under these plans in fiscal 2001 totaled $401,411 and are allocated to the Company based upon formulas provided by the insurance carrier, which may not be indicative of the Company premiums if the Company was independent in the procurement of its insurance.

14. NEW ACCOUNTING PRONOUNCEMENTS

    In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133" ("SFAS 138"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 137 and 138 establish accounting and reporting standards for all derivative instruments. SFAS 137 and 138 are effective for fiscal years beginning after June 15, 2000. The Company does not have any derivative instruments nor does it participate in hedging activities and therefore, the adoption of SFAS 137 and 138 in the first quarter of fiscal 2002 did not have a material impact on its financial position or results of operations.

F–18

    In September 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" (EIFT 00-10). The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. The EITF further concluded that shipping and handling costs incurred by a seller should be reported as operating expenses. The Company has historically recorded certain shipping and handling revenues as a reduction of cost of sales, in accordance with common industry practice. To comply with the EITF consensus, the Company reclassified shipping and handling revenues to sales for all periods presented. The impact of the adoption of EITF 00-10 is to increase sales and cost of sales for the four months ended April 30, 2000 and April 30, 1999 (unaudited) by $135,473 and $146,771, respectively and to increase sales and cost of sales for the years ended April 30, 2001 and December 31, 1999 by $492,049 and $484,359, respectively. There was no other effect on the Company's consolidated balance sheets, statements of operations, shareholders' equity or cash flows.

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Tangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited on a prospective basis only. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which for the Company will be fiscal year 2002. The Company does not expect that the adoption of either SFAS 141 or SFAS 142 to have a significant impact on the financial condition or results of operations of the Company.

15. COMMITMENTS

    The Company is party to various claims arising in the ordinary course of business. Although the ultimate outcome of these matters is presently not determinable, management, after consultation with legal counsel, does not believe that the resolution of these matters will have a material adverse effect on the Company's financial position or results of operations.

F–19

QuickLinks

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
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Item 10. Executive Compensation
SUMMARY COMPENSATION TABLE
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES
EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS
Item 11. Security Ownership of Certain Beneficial Owners and Management
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits and Reports on Form 8-K
SIGNATURES
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
R-B RUBBER PRODUCTS, INC. CONSOLIDATED BALANCE SHEETS
R-B RUBBER PRODUCTS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
R-B RUBBER PRODUCTS, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY For the two years ended December 31, 1999 and April 30, 2001 and the four months ended April 30, 2000
R-B RUBBER PRODUCTS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
R-B RUBBER PRODUCTS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS