Form 10QSB
period 2001-07-31
R B RUBBER PRODUCTS INC
filed 2001-09-12
CIK 942615

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock without par value	3,234,271
(Class)	(Outstanding at August 17, 2001)

Transitional Small Business Disclosure Format (check one): Yes / /  No /x/

R-B RUBBER PRODUCTS, INC.

FORM 10-QSB

INDEX

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets—July 31, 2001 and April 30, 2001	2
	Consolidated Statements of Operations—Three Months Ended July 31, 2001 and 2000	3
	Consolidated Statements of Cash Flows—Three Months Ended July 31, 2001 and 2000	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis or Plan of Operation	6
PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	9
Signatures		10

R-B RUBBER PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2001	April 30, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$144,227	$599,183
Accounts receivable, net of allowance of $36,790 and $38,105	1,247,739	1,221,459
Inventories, net	1,578,476	1,520,145
Prepaid expenses and other	252,349	171,693
Deferred tax asset	62,000	62,000

Total current assets	3,284,791	3,574,480
Property, plant and equipment, net of accumulated depreciation of $4,282,982 and $4,051,446	5,705,140	5,532,469
Deferred tax asset	—	—
Other assets	437,880	446,156

Total assets	$9,427,811	$9,553,105

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$121,373	$119,036
Current portion of capital lease obligations	306,036	257,899
Short-term line of credit	585,000	435,000
Accounts payable	235,336	339,473
Accounts payable — related party	127,236	112,312
Accrued expenses	187,305	325,819
Income taxes payable	36,842	57,868

Total current liabilities	1,599,128	1,647,407
Long-term debt, net of current portion	1,054,403	1,085,670
Capital lease obligations, net of current portion	708,978	819,092
Deferred income taxes	37,000	37,000

Total liabilities	3,399,509	3,589,169

Commitments and contingencies
Shareholders' equity:
Common stock, no par value, 24,000,000 shares authorized; 3,234,271 shares issued and outstanding	4,311,999	4,311,999
Retained earnings	1,716,303	1,651,937

Total shareholders' equity	6,028,302	5,963,936

Total liabilities and shareholders' equity	$9,427,811	$9,553,105

The accompanying notes are an integral part of these statements.

R-B RUBBER PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended July 31,
	2001	2000
	(Unaudited)	(Unaudited)
Sales, net	$2,908,632	$2,630,601
Cost of sales	2,046,048	1,724,519

Gross profit	862,584	906,082

Operating expenses:
Selling	284,033	232,876
General and administrative	421,838	433,616

	705,871	666,492

Operating income	156,713	239,590
Other income (expense):
Interest income	4,461	23,486
Other Income	1,576	20,555
Interest expense	(58,410)	(57,633)

Other income, net	(52,373)	(13,592)

Income before income taxes	104,340	225,998
Income tax expense	(39,974)	(88,150)

Net income	$64,366	$137,848

Basic net income per share	$0.02	$0.04

Shares used in basic net income per share	3,234,271	3,224,567

Diluted net income per share	$0.02	$0.04

Shares used in diluted net income per share	3,304,042	3,254,625

The accompanying notes are an integral part of these statements.

R-B RUBBER PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended July 31,
	2001	2000
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net Income	$64,366	$137,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	238,999	225,157
Changes in current assets and liabilities:
Accounts receivable, net	(26,280)	(136,937)
Inventories, net	(58,331)	(262,759)
Prepaid expenses and other	(80,656)	(133,393)
Accounts payable	(89,213)	(165,641)
Accrued expenses	(138,514)	(56,903)
Income taxes payable	(21,026)	78,150

Net cash used in operating activities	(110,655)	(314,478)

Cash flows from investing activities:
Additions to property, plant and equipment	(404,207)	(78,792)
Other, net	813	2,141

Net cash used in investing activities	(403,394)	(76,651)

Cash flows from financing activities:
Net borrowings (repayments) under short-term line of credit	150,000	—
Payments on long-term debt	(28,930)	(26,562)
Payments on capital lease obligations	(61,977)	(55,623)

Net cash provided by (used in) financing activities	59,093	(82,185)

Decrease in cash and cash equivalents	(454,956)	(473,314)
Cash and cash equivalents:
Beginning of period	599,183	1,440,616

End of period	$144,227	$967,302

The accompanying notes are an integral part of these statements.

R-B RUBBER PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

    The financial information included herein for the three months ended July 31, 2001 and 2000 and the financial information as of July 31, 2001 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's April 30, 2001 Form 10-KSB. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

    Inventories are stated at the lower of average cost, which approximates the first-in, first-out method, or market (net realizable value), and include materials, labor and manufacturing overhead. Unsalable or unusable items are carried at scrap value and reprocessed.

	July 31, 2001	April 30, 2001
Raw materials	$168,437	$130,969
Finished goods	1,382,439	1,361,576
Other	27,600	27,600

	$1,578,476	$1,520,145

Note 3. Line of Credit

    In July 2001, the Company amended its $1,000,000 operating line of credit to extend the expiration date to October 1, 2001. The line of credit bears interest at its lender's prime rate, which was 7.5 percent at July 31, 2001. The Company had $585,000 outstanding under this line of credit at July 31, 2001. Under terms of this line of credit agreement, the Company is required to maintain certain financial covenants. At July 31, 2001, the Company was in compliance with all of its covenants.

Note 4. Earnings Per Share

    Following is a reconciliation of basic earnings per share ("EPS") and diluted EPS:

	Three Months Ended July 31,
	2001			2000
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to Common Shareholders	$64,366	3,234,271	$0.02	$137,848	3,224,567	$0.04

Diluted EPS
Effect of dilutive stock options	—	69,771		—	30,058

Income available to Common Shareholders	$64,366	3,304,042	$0.02	$137,848	3,254,625	$0.04

    132,240 shares issuable pursuant to stock options have not been included in the above calculations for the three months ended July 31, 2001 and 2000, since they would have been antidilutive.

Note 5. Segment Reporting

    The Company has determined that it currently operates in two segments, manufactured products in McMinnville, and tire recovery and processing at RB Recycling, Inc. ("RB Recycling"). RB Recycling had inter-company sales of $233,455 and $128,606 for the three months ended July 31, 2001 and 2000, respectively.

Quarter ended July 31, 2001	RB Rubber	RB Recycling	Elimination	Total
Sales, net	$2,629,478	$512,609	$(233,455)	$2,908,632
Depreciation and amortization	216,127	22,872	—	238,999
Income (loss) before taxes	69,429	34,911	—	104,340
July 31, 2001
Total assets	$8,525,286	$902,525	—	$9,427,811
Quarter ended July 31, 2000	RB Rubber	RB Recycling	Elimination	Total
Sales, net	$2,414,874	$352,729	$(137,002)	$2,630,601
Depreciation and amortization	216,732	8,425	—	225,157
Income (loss) before taxes	330,976	(104,978)	—	225,998
July 31, 2000
Total assets	$8,213,156	$941,796	—	$9,154,952

Item 2. Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

    This Quarterly Report on Form 10-QSB, including Management's Discussion and Analysis or Plan of Operation, contains forward-looking statements that involve a number of risks and uncertainties. Future market conditions are subject to supply and demand conditions and decisions of other market participants over which the Company has no control and which are inherently very difficult to predict. Accordingly, there can be no assurance that the Company's revenues or gross margins will conform to management's expectations. In addition, there are other factors that could cause actual results to differ materially, including competitive pressures, increased demand for the Company's raw materials, unanticipated difficulties in integrating acquired technologies or businesses and the risk factors listed from time to time in the Company's Securities and Exchange Commission reports, including, but not limited to, the report on Form 10-KSB for the year ended April 30, 2001. The Company cautions the reader that these forward looking statements, such as the statements concerning new product introductions, future tire chip processing and mat making capabilities and the ability to obtain and utilize lower cost raw materials, are only predictions and are not statements of historical fact.

Results of Operations

    Sales.  Sales for the first quarter of fiscal 2002 were up $278,000 or 10.6 percent to $2.9 million from $2.6 million in the first quarter of fiscal 2001. Sales growth resulted primarily from increased marketing efforts including increased personnel and travel expenses.

    Gross Profit.  Although sales for the period increased, gross profit for the period was down $43,000, or 4.8 percent, to $863,000 (29.7 percent of net sales) for 2001 from $906,000 (34.4 percent of net sales) in 2000. The reduction in gross profit relates primarily to increased unit costs. Unit costs were higher due to a cut back in production volume of 33 percent, which began in December of 2000 and has remained in effect until August of 2001. The reduction was prompted by a need to reduce inventory levels of manufactured goods. This production cut back has had the effect of increasing unit costs due to the effect of fixed costs such as depreciation, which are not changed by the reduced operating levels. Management has increased manufacturing volumes in August 2001; this move is expected to reduce average unit costs in the coming quarter. The return to the higher rate of operations was prompted by the stronger sales in the first quarter of fiscal 2002.

    The Company's raw materials include tire chips, buffings and granulated rubber. Tire chips are processed from scrap tires, which are collected and processed at the Company's RB Recycling facility in Portland, Oregon. These tire chips are then shipped to the McMinnville plant for further processing into crumb rubber, which is the main feedstock for the Company's mat manufacturing process. Buffings and granulated rubber are purchased from outside vendors at a higher cost than processed tire chips. With improvements made to the Company's tire chip processing and manufacturing plant in McMinnville, the Company has increased its consumption of tire chips. As a result, pounds of tire chips utilized, which were all processed at the Company's recycling facility, increased from 59.3 percent of total raw materials during the quarter ended July 31, 2000 to 70.6 percent during the quarter ended July 31, 2001.

    Selling expenses increased $51,000 or 21.9 percent to $284,000 (9.8 percent of net sales) for the quarter ended July 31, 2001, compared to $233,000 (8.9 percent of net sales) for the comparable period of 2000. The additional expenses are primarily a result of planned increases in sales and marketing personnel and related travel expenses to continue to build the Company's sales.

    General and administrative expenses decreased 2.7 percent to $422,000 (14.5 percent of net sales) for the quarter ended July 31, 2001, from $434,000 (16.5 percent of net sales), for the comparable periods of 2000. The reduction was primarily a result of a decrease in accounting fees. The Company changed its accounting period in April 2000, which resulted in additional auditing fees in the first quarter of fiscal 2001.

    Income tax expense was recorded at an effective rate of 38.5 percent for the three months ended July 31, 2001 compared to 39.0 percent in the comparable period of 2000. The estimated effective rate was evaluated based on prior year actual experience.

    Net income decreased to $64,000 (2.2 percent of net sales) for the quarter ended July 31, 2001 from $138,000 (5.2 percent of net sales) for the quarter ended July 31, 2000. The decreases in net income in the first quarter of fiscal 2002 is primarily a result of the increased costs and expenses, partially offset by the increased sales as discussed above.

Liquidity and Capital Resources

    At July 31, 2001 working capital was $1,686,000 including $144,000 in cash and cash equivalents, $1,248,000 in accounts receivable and $1,578,000 in inventory. In the three-month period ended July 31, 2001, working capital decreased by $241,000 and the current ratio decreased to 2.05:1 at July 31, 2001 from 2.17:1 at April 30, 2001.

    Cash and cash equivalents decreased $455,000 to $144,000 at July 31, 2001 from $599,000 at April 30, 2001. This decrease is a result of $111,000 used in operations, and $403,000 used for the purchase of equipment, partially offset by $59,000 provided by net proceeds on short-term and long-term borrowings, including capital lease obligations.

    Accounts receivable increased $26,000 to $1,248,000 at July 31, 2001 compared to $1,221,000 at April 30, 2001, primarily as a result of increased sales in July 2001 compared with April 2001.

    Inventories increased $58,000 to $1,578,000 at July 31, 2001 from $1,520,000 at April 30, 2001 as a result of increased stocking levels of ancillary products offset by reduced levels of the Company's manufactured goods. Due to the lead-time for ordering ancillary products the Company has increased stocking levels to accommodate the increased sales volume.

    Prepaid expenses and other assets increased $81,000 to $252,000 at July 31, 2001 from $172,000 at April 30, 2001 primarily as a result of payment of insurance premiums in advance of their expense recognition.

    Accounts payable and accounts payable to related parties decreased $89,000 to $363,000 at July 31, 2001 from $452,000 at April 30, 2001 primarily as a result of timing of payments made.

    Accrued expenses decreased $139,000 to $187,000 at July 31, 2001 from $326,000 at April 30, 2001, primarily due to the payment of income taxes.

    Capital expenditures of $404,000 during the three month period ended July 31, 2001 resulted from the addition of equipment to improve the Company's crumb rubber processing facility to help increase tire chip utilization.

    At July 31, 2001, the Company had a $1,000,000 operating line of credit, which bears interest at its lender's prime rate, 7.5 percent at July 31, 2001. The expiration date of the line of credit has been extended to October 1, 2001. The Company had an outstanding balance of $585,000 under this line of credit at July 31, 2001. Under terms of this line of credit agreement, the Company is required to maintain certain financial covenants. At July 31, 2001, the Company was in compliance with all of its covenants.

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

    In September 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" (EIFT 00-10). The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. The EITF further concluded that shipping and handling costs incurred by a seller should be reported as operating expenses. The Company has historically recorded certain shipping and handling expenses as a reduction of related freight revenues, in accordance with common industry practice. To comply with the EITF consensus, the Company reclassified shipping and handling expenses to cost of sales for all periods presented. The impact of the adoption of EITF 00-10 is to increase sales and cost of sales for the three months ended July 31, 2000 (unaudited) by $148,998. There was no other effect on the Company's consolidated balance sheets, statements of operations, shareholders' equity or cash flows.

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Tangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited on a prospective basis only. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which for the Company will be fiscal year 2003. The Company does not expect that the adoption of either SFAS 141 or SFAS 142 to have a significant impact on the financial condition or results of operations of the Company.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a)
  The exhibits filed as a part of this report are listed below and this list is intended to constitute the exhibit index.

Exhibit No.
10.1	Amendment No. 3 (Modification and/or Extension Agreement) dated July 23, 2001 to Line of Credit Agreement dated July 31, 1998.
  (b)
  Reports on Form 8-K

      The Company did not file any reports of Form 8-K during the quarter ended July 31, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R-B RUBBER PRODUCTS, INC.
Date: September 12, 2001	By:	/s/ RONALD L. BOGH Ronald L. Bogh President
	By:	/s/ DONALD OVERTURF Donald Overturf Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

R-B RUBBER PRODUCTS, INC. FORM 10-QSB INDEX
R-B RUBBER PRODUCTS, INC. CONSOLIDATED BALANCE SHEETS
R-B RUBBER PRODUCTS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
R-B RUBBER PRODUCTS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
R-B RUBBER PRODUCTS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
PART II—OTHER INFORMATION
SIGNATURES