Form 10QSB
period 2001-10-31
R B RUBBER PRODUCTS INC
filed 2001-12-13
CIK 942615

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2001

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock without par value (Class)	3,234,271 (Outstanding at November 30, 2001)

Transitional Small Business Disclosure Format (check one): Yes / /  No /x/

R-B RUBBER PRODUCTS, INC.
FORM 10-QSB
INDEX

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets—October 31, 2001 and April 30, 2001	2
	Consolidated Statements of Operations—Three Months and Six Months Ended October 31, 2001 and 2000	3
	Consolidated Statements of Cash Flows—Six Months Ended October 31, 2001 and 2000	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis or Plan of Operation	8
PART II—OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	12
Item 6.	Exhibits and Reports on Form 8-K	12
Signatures		13

R-B RUBBER PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS

	October 31, 2001	April 30, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$100,473	$599,183
Accounts receivable, net of allowance of $97,980 and $38,105	1,641,028	1,221,459
Inventories, net	1,630,585	1,520,145
Prepaid expenses and other	262,359	171,693
Deferred tax asset	62,000	62,000

Total current assets	3,696,445	3,574,480
Property, plant and equipment, net of accumulated depreciation of $4,523,988 and $4,051,446	5,578,691	5,532,469
Other assets	428,704	446,156

Total assets	$9,703,840	$9,553,105

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$123,756	$119,036
Current portion of capital lease obligations	271,706	257,899
Short-term borrowings	585,000	435,000
Accounts payable	334,300	339,473
Accounts payable—related party	52,125	112,312
Accrued expenses	252,396	325,819
Income taxes payable	106,091	57,868

Total current liabilities	1,725,374	1,647,407
Long-term debt, net of current portion	1,022,334	1,085,670
Capital lease obligations, net of current portion	679,696	819,092
Deferred income taxes	37,000	37,000

Total liabilities	3,464,404	3,589,169

Commitments and contingencies
Shareholders' equity:
Common stock, no par value, 24,000,000 shares authorized; 3,234,271 shares issued and outstanding	4,311,999	4,311,999
Retained earnings	1,927,437	1,651,937

Total shareholders' equity	6,239,436	5,963,936

Total liabilities and shareholders' equity	$9,703,840	$9,553,105

The accompanying notes are an integral part of these statements.

R-B RUBBER PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended October 31,		Six Months Ended October 31,
	2001	2000	2001	2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales, net	$3,595,496	$2,898,548	$6,504,128	$5,507,230
Cost of sales	2,471,648	1,962,217	4,517,696	3,664,931

Gross profit	1,123,848	936,331	1,986,432	1,842,299

Operating expenses:
Selling	303,245	263,736	587,278	496,612
General and administrative	466,135	381,517	887,973	815,133

	769,380	645,253	1,475,251	1,311,745

Operating income	354,468	291,078	511,181	530,554

Other income (expense):
Interest income	4,029	10,518	8,490	30,135
Other Income	574	439	2,150	24,862
Interest expense	(58,264)	(57,747)	(116,674)	(115,380)

Other expense, net	(53,661)	(46,790)	(106,034)	(60,383)

Income before income taxes	300,807	244,288	405,147	470,171
Income tax expense	(89,673)	(95,272)	(129,647)	(183,422)

Net income	$211,134	$149,016	$275,500	$286,749

Basic net income per share	$0.07	$0.05	$0.09	$0.09

Shares used in basic net income per share	3,234,271	3,224,567	3,234,271	3,224,567

Diluted net income per share	$0.06	$0.05	$0.08	$0.09

Shares used in diluted net income per share	3,283,019	3,296,451	3,292,195	3,296,923

The accompanying notes are an integral part of these statements.

R-B RUBBER PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended October 31,
	2001	2000
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net Income	$275,500	$286,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	489,181	456,310
Changes in current assets and liabilities:
Accounts receivable, net	(419,569)	(280,787)
Inventories, net	(110,440)	(445,306)
Prepaid expenses and other	(90,666)	(318,474)
Accounts payable	(65,360)	(222,886)
Accrued expenses	(73,423)	(6,439)
Income taxes payable	48,223	173,422

Net cash provided by (used in) operating activities	53,446	(357,411)

Cash flows from investing activities:
Additions to property, plant and equipment	(518,764)	(297,242)
Other, net	813	4,139

Net cash used in investing activities	(517,951)	(293,103)

Cash flows from financing activities:
Net borrowings under short-term credit facilities	150,000	—
Payments on long-term debt	(58,616)	(53,295)
Payments on capital lease obligations	(125,589)	(112,942)

Net cash used in financing activities	(34,205)	(166,237)

Decrease in cash and cash equivalents	(498,710)	(816,751)
Cash and cash equivalents:
Beginning of period	599,183	1,440,616

End of period	$100,473	$623,865

The accompanying notes are an integral part of these statements.

R-B RUBBER PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

    The financial information included herein for the three and six months ended October 31, 2001 and 2000 and the financial information as of October 31, 2001 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's April 30, 2001 Form 10-KSB. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

    Inventories are stated at the lower of average cost, which approximates the first-in, first-out method, or market (net realizable value), and include materials, labor and manufacturing overhead. Unsalable or unusable items are carried at scrap value and reprocessed.

	October 31, 2001	April 30, 2001
Raw materials	$98,650	$130,969
Finished goods	1,504,335	1,361,576
Other	27,600	27,600

	$1,630,585	$1,520,145

Note 3. Line of Credit and Short-term Loan

    In September 2001, the Company amended its $1,000,000 operating line of credit to extend the expiration date to October 1, 2002. The line of credit bears interest at its lender's prime rate, which was 5.5 percent at October 31, 2001. The Company had $85,000 outstanding under this line of credit at October 31, 2001. In conjunction with the amendment of the line of credit, the Company converted $500,000 of the outstanding credit line balance into a $500,000 term loan. The term loan bears interest at the lenders prime rate, which was 5.5 percent at October 31, 2001. The term loan is paid interest only on a monthly basis with the principal due on September 20, 2002. At October 31, 2001, the Company had $500,000 outstanding under this loan. Under terms of this line of credit agreement and the term loan, the Company is required to maintain certain financial covenants. At October 31, 2001, the Company was in compliance with all of its covenants. These short-term loans are collateralized by accounts receivable and inventories.

Note 4. Earnings Per Share

    Following is a reconciliation of basic earnings per share ("EPS") and diluted EPS:

Three Months Ended October 31,	2001			2000
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to Common Shareholders	$211,134	3,234,271	$0.07	$149,016	3,224,567	$0.05

Diluted EPS
Effect of dilutive stock options	—	48,748		—	71,884

Income available to Common Shareholders	$211,134	3,283,019	$0.06	$149,016	3,296,451	$0.05

    237,120 shares issuable pursuant to stock options have not been included in the above calculations for the three months ended October 31, 2001 and 2000, since they would have been antidilutive.

Six Months Ended October 31,	2001			2000
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to Common Shareholders	$275,500	3,234,271	$0.09	$286,749	3,224,567	$0.09

Diluted EPS
Effect of dilutive stock options	—	57,924		—	72,356

Income available to Common Shareholders	$275,500	3,292,195	$0.08	$286,749	3,296,923	$0.09

    234,240 shares issuable pursuant to stock options have not been included in the above calculations for the six months ended October 31, 2001 and 2000, since they would have been antidilutive.

Note 5. Segment Reporting

    The Company has determined that it currently operates in two segments, manufactured products in McMinnville, and tire recovery and processing at RB Recycling, Inc. ("RB Recycling"). RB Recycling had inter-company sales of $292,436 and $133,416 for the three months ended October 31, 2001 and

2000, respectively. RB Recycling had inter-company sales of $525,891 and $262,022 for the six months ended October 31, 2001 and 2000, respectively.

Quarter ended October 31, 2001	RB Rubber	RB Recycling	Elimination	Total
Sales, net	$3,262,407	$625,525	($292,436)	$3,595,496
Depreciation and amortization	215,589	34,593	—	250,182
Income before taxes	198,028	102,779	—	300,807
Quarter ended October 31, 2000	RB Rubber	RB Recycling	Elimination	Total
Sales, net	$2,690,486	$341,478	($133,416)	$2,898,548
Depreciation and amortization	237,112	7,902	—	245,014
Income (loss) before taxes	438,631	(194,343)	—	244,288
Six Months ended October 31, 2001	RB Rubber	RB Recycling	Elimination	Total
Sales, net	$5,891,885	$1,138,134	($525,891)	$6,504,128
Depreciation and amortization	433,867	55,314	—	489,181
Income before taxes	267,258	137,889	—	405,147
October 31, 2001
Total assets	$10,381,255	$902,525	($1,579,940)	$9,703,840
Six Months ended October 31, 2000	RB Rubber	RB Recycling	Elimination	Total
Sales, net	$5,075,042	$694,210	($262,022)	$5,507,230
Depreciation and amortization	442,134	14,176	—	456,310
Income (loss) before taxes	769,541	(299,370)	—	470,171
October 31, 2000
Total assets	$9,507,992	$364,092	($652,523)	$9,219,561

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

Results of Operations

    Sales for the second quarter of fiscal 2002 were up $697,000, or 24.0 percent, to $3.6 million from $2.9 million in the second quarter of fiscal 2001. Sales growth resulted primarily from increased marketing efforts, which also increased personnel and travel expenses. The growth in the market for ancillary products, including products purchased for resale from other manufacturers, has been a significant source of new business.

    Sales for the six months ended October 31, 2001 increased $997,000, or 18.1 percent, to $6.5 million from $5.5 million in the six months ended October 31, 2000.

    Cost of sales for the three months ended October 31, 2001 increased by $509,000, or 26.0 percent, to $2.5 million from $2.0 million in the three months ended October 31, 2000. The increase is primarily due to the increase in sales volume, which accounts for approximately $471,000 of the increase. The Company participates in a group workers compensation insurance policy with Dash Multi-Corp, a related party, which is subject to retrospective charges based on claims experience. The most recent retrospective charge has resulted in an increase to cost of sales in the current quarter of $73,000. The retrospective adjustments are based on claims experience at RB Rubber Products, Inc. During the quarter ended October 31, 2001, the Company increased its manufacturing volume from 80 hours per week to 120 hours per week. The increase in manufacturing volume has resulted in a reduction in unit costs during the quarter compared to the first quarter of fiscal 2002. The Company was also operating at 120 hours per week in the quarter ended October 31, 2000.

    Cost of sales expenses for the six months ended October 31, 2001 increased $853,000, or 23.3 percent, to $4.5 million from $3.7 million in the six months ended October 31, 2000. The increase is primarily due to the increased sales volume, the higher unit costs in the first three months of fiscal 2002, and the workers compensation expense adjustment discussed above. The increase in sales volume accounted for approximately $655,000 of the increase. Lower operating volumes in the first three months of fiscal 2002 resulted in increased unit costs and increased costs of sales of approximately $124,000. Finally, the workers compensation insurance premium adjustment discussed above resulted in an increase of $73,000.

    The Company's raw materials include tire chips, buffings and granulated rubber. Tire chips are processed from scrap tires, which are collected and processed at the Company's RB Recycling facility in Portland, Oregon. These tire chips are then shipped to the McMinnville plant for further processing into crumb rubber, which is the main feedstock for the Company's mat manufacturing process. Buffings and granulated rubber are purchased from outside vendors at a higher cost than processed tire chips. With improvements made to the Company's tire chip processing and manufacturing plant in McMinnville, the Company has increased its consumption of tire chips. As a result, pounds of tire chips utilized, which were all processed at the Company's recycling facility, increased from 57.7 percent of total raw materials during the quarter ended October 31, 2000 to 71.4 percent during the quarter ended October 31, 2001.

    Selling expenses increased $40,000, or 15.0 percent, to $303,000 (8.4 percent of net sales) for the quarter ended October 31, 2001, from $264,000 (9.1 percent of net sales) for the quarter ended October 31, 2000. Further, for the six months ended October 31, 2001 selling expenses increased $91,000, or 18.3 percent, to $587,000 (9.0 percent of net sales) from $497,000 (9.0 percent of net sales) for the six months ended October 31, 2000. The additional expenses are primarily a result of planned increases in sales and marketing personnel and related travel expenses to continue to build the Company's sales.

    General and administrative expenses increased $85,000, or 22.2 percent, to $466,000 (13.0 percent of net sales) for the quarter ended October 31, 2001, from $382,000 (13.2 percent of net sales), for the quarter ended October 31, 2000. For the six months ended October 31, 2001 general and administrative expenses increased $73,000, or 9.0 percent, to $888,000 (13.7 percent of net sales) from $815,000 (14.8 percent of net sales) for the six months ended October 31, 2000. The increases relate primarily to a charge to the reserve for doubtful accounts in the second quarter of fiscal 2002 and an increase in management fees paid to Dash Multi-Corp. The charge to the reserve account of $60,000 is reflective of the increased credit risk attributed to the general down turn in economic conditions.

    Income tax expense was recorded at an effective rate of 32.0 percent for the six months ended October 31, 2001 compared to 39.0 percent for the six months ended October 31, 2000. The estimated effective rate was evaluated based on prior year actual experience. The reduction in the rate for the current year reflects the usage of state of Oregon tax credits earned through purchasing equipment to enhance recycling in the state.

    Net income increased $62,000, or 41.7%, to $211,000 (5.9 percent of net sales) for the quarter ended October 31, 2001 from $149,000 (5.1 percent of net sales) for the quarter ended October 31, 2000. In the six months ended October 31, 2001 net income decreased $11,000, or 3.9 percent, to $276,000 (4.2 percent of net sales) from $287,000 (5.2 percent of net sales) for the six months ended October 31, 2000. The increase in net income for the quarter ended October 31, 2001 is primarily a result of the increased sales and the changes to expenses as discussed above, while the decrease for the six month period primarily reflects lower gross margins in the first quarter of fiscal 2002 due to lower production in that period.

Liquidity and Capital Resources

    At October 31, 2001 working capital was $1,971,000 including $100,000 in cash and cash equivalents, $1,641,000 in accounts receivable and $1,631,000 in inventory. In the six-month period ended October 31, 2001, working capital increased by $44,000, however the current ratio decreased to 2.14:1 at October 31, 2001 from 2.17:1 at April 30, 2001.

    Cash and cash equivalents decreased $499,000 to $100,000 at October 31, 2001 from $599,000 at April 30, 2001. This decrease is a result of $519,000 used for the purchase of equipment, $34,000 used for a net reduction in short and long-term debt, partially offset by $53,000 provided by operations.

    Accounts receivable increased $420,000 to $1,641,000 at October 31, 2001 compared to $1,221,000 at April 30, 2001, primarily as a result of increased sales in October 2001 compared with April 2001.

    Inventories increased $110,000 to $1,631,000 at October 31, 2001 from $1,520,000 at April 30, 2001 as a result of increased stocking levels of ancillary products, offset by reduced levels of the Company's manufactured goods. Due to the lead-time for ordering ancillary products the Company has increased stocking levels to accommodate the increased sales volume.

    Prepaid expenses and other assets increased $91,000 to $262,000 at October 31, 2001 from $172,000 at April 30, 2001 primarily as a result of payment of property taxes and insurance premiums in advance of their expense recognition.

    Accounts payable and accounts payable to related parties decreased $65,000 to $386,000 at October 31, 2001 from $452,000 at April 30, 2001 primarily as a result of timing of payments made.

    Accrued expenses decreased $73,000 to $252,000 at October 31, 2001 from $326,000 at April 30, 2001, primarily due to a reduction in accrued insurance premiums.

    Capital expenditures of $519,000 during the six month period ended October 31, 2001 resulted from the addition of equipment to improve the Company's tire processing facility to help increase tire chip utilization.

    At October 31, 2001, the Company had a $1,000,000 operating line of credit, which bears interest at its lender's prime rate, 5.5 percent at October 31, 2001. The expiration date of the line of credit has been extended to October 1, 2002. The Company had an outstanding balance of $85,000 under this line of credit at October 31, 2001. In conjunction with the amendment of the line of credit, the Company converted $500,000 of the outstanding credit line balance into a $500,000 term loan. The term loan bears interest at the lenders prime rate, which was 5.5 percent at October 31, 2001. The term loan is paid interest only on a monthly basis with the principal due on September 20, 2002. At October 31, 2001, the Company had $500,000 outstanding under this loan. Under terms of this line of credit agreement and the term loan, the Company is required to maintain certain financial covenants. At October 31, 2001, the Company was in compliance with all of its covenants. These short-term loans are collateralized by accounts receivable and inventories.

New Accounting Pronouncements

    In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133" ("SFAS 133"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 137 and 138 establish accounting and reporting standards for all derivative instruments. SFAS 137 and 138 are effective for fiscal years beginning after June 15, 2000. The Company does not have any derivative instruments nor does it participate in hedging activities and therefore, the adoption of SFAS 137 and 138 in the first quarter of fiscal 2002 did not have a material impact on its financial position or results of operations.

    In September 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" (EIFT 00-10). The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. The EITF further concluded that shipping and handling costs incurred by a seller should be reported as operating expenses. The Company has historically recorded certain shipping and handling expenses as a reduction of related freight revenues, in accordance with common industry practice. To comply with the EITF consensus, the Company reclassified shipping and handling expenses to cost of sales for all periods presented. The impact of the adoption of EITF 00-10 is to increase sales and cost of sales for the three months and six months ended October 31, 2000 (unaudited) by $111,296, and $238,375, respectively. There was no other effect on the Company's consolidated balance sheets, statements of operations, shareholders' equity or cash flows.

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited on a prospective basis only. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which for the Company will be fiscal year 2003. The Company does not expect that the adoption of either SFAS 141 or SFAS 142 to have a significant impact on the financial condition or results of operations of the Company.

    In August 2001, the FASB approved SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which will be effective beginning fiscal year 2003. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In October 2001, the FASB approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS 144 retains many of the fundamental provisions of SFAS 121, but resolves certain implementation issues associated with that Statement. SFAS 144 will be effective for fiscal year 2002. We are in the process of evaluating the financial statement impact of adoption of SFAS 143 and SFAS 144.

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

    The annual meeting of the shareholders of the Company was held on September 12, 2001, at which the following action was taken:

  1.
  The shareholders elected the seven nominees for director to the Board of Directors of the Company. The seven directors elected, along with the voting results are as follows:

Name	No. of Shares Voting For	No. of Shares Withheld Voting
Marvin S. Wool	2,876,111	2,228
Ronald L. Bogh	2,876,111	2,228
Paul M. Gilson	2,876,111	2,228
Gregory J. Divis	2,876,111	2,228
Sandon L. Wool	2,876,111	2,228
Lawrence J. Young	2,876,111	2,228
Leland B. Curtis	2,876,111	2,228

Item 6. Exhibits and Reports on Form 8-K

  (a)
  The exhibits filed as a part of this report are listed below and this list is intended to constitute the exhibit index.

Exhibit No.
10.1	$1,000,000 promissory note dated September 11, 2001 between KeyBank National Association and RB Rubber Products, Inc.
10.2	$500,000 promissory note dated September 11, 2001 between KeyBank National Association and RB Rubber Products, Inc.
  (b)
  Reports on Form 8-K

    The Company did not file any reports of Form 8-K during the quarter ended October 31, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 11, 2001	R-B RUBBER PRODUCTS, INC.

	By:	/s/ RONALD L. BOGH Ronald L. Bogh President

	By:	/s/ DONALD OVERTURF Donald Overturf Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

R-B RUBBER PRODUCTS, INC. FORM 10-QSB INDEX
R-B RUBBER PRODUCTS, INC. CONSOLIDATED BALANCE SHEETS
R-B RUBBER PRODUCTS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
R-B RUBBER PRODUCTS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
R-B RUBBER PRODUCTS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Note 1. Basis of Presentation
  Note 2. Inventories
  Note 3. Line of Credit and Short-term Loan
  Note 4. Earnings Per Share
  Note 5. Segment Reporting
  Item 2. Management's Discussion and Analysis or Plan of Operation
PART II—OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K