Form 10QSB
period 2002-01-31
R B RUBBER PRODUCTS INC
filed 2002-03-15
CIK 942615

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                              to

Commission file number 0-25974

R-B RUBBER PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-0967413 (I.R.S. Employer Identification No.)
904 E. 10th Avenue, McMinnville, Oregon 97128 (Address of principal executive offices)	97128 (Zip Code)

Issuer's telephone number, including area code: 503-472-4691

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock without par value (Class)	3,234,271 (Outstanding at March 12, 2002)

        Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

R-B RUBBER PRODUCTS, INC.
FORM 10-QSB
INDEX

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets—January 31, 2002 and April 30, 2001	2
	Consolidated Statements of Operations—Three Months and Nine Months Ended January 31, 2002 and 2001	3
	Consolidated Statements of Cash Flows—Nine Months Ended January 31, 2002 and 2001	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis or Plan of Operation	7
PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	11
Signatures		12

R-B RUBBER PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS

	January 31, 2002	April 30, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$734,510	$599,183
Accounts receivable, net of allowance of $75,488 and $38,105	1,376,749	1,221,459
Inventories, net	1,789,337	1,520,145
Prepaid expenses and other	221,027	171,693
Deferred tax asset	62,000	62,000

Total current assets	4,183,623	3,574,480
Property, plant and equipment, net of accumulated depreciation of $4,767,991 and $4,051,446	5,397,678	5,532,469
Other assets	419,527	446,156

Total assets	$10,000,828	$9,553,105

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$126,185	$119,036
Current portion of capital lease obligations	266,175	257,899
Short-term borrowings	835,000	435,000
Accounts payable	396,192	339,473
Accounts payable—related party	132,569	112,312
Accrued expenses	208,526	325,819
Income taxes payable	65,228	57,868

Total current liabilities	2,029,875	1,647,407
Long-term debt, net of current portion	982,084	1,085,670
Capital lease obligations, net of current portion	620,262	819,092
Deferred income taxes	37,000	37,000

Total liabilities	3,669,221	3,589,169

Commitments and contingencies
Shareholders' equity:
Common stock, no par value, 24,000,000 shares authorized; 3,234,271 shares issued and outstanding	4,311,999	4,311,999
Retained earnings	2,019,608	1,651,937

Total shareholders' equity	6,331,607	5,963,936

Total liabilities and shareholders' equity	$10,000,828	$9,553,105

The accompanying notes are an integral part of these statements.

R-B RUBBER PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended January 31,		Nine Months Ended January 31,
	2002	2001	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales, net	$3,239,741	$2,948,743	$9,743,869	$8,455,972
Cost of sales	2,353,018	2,136,948	6,870,714	5,801,878

Gross profit	886,723	811,795	2,873,155	2,654,094

Operating expenses:
Selling	283,899	224,364	871,177	720,976
General and administrative	430,105	408,167	1,318,078	1,223,300

	714,004	632,531	2,189,255	1,944,276

Operating income	172,719	179,264	683,900	709,818

Other income (expense):
Interest income	5,310	16,414	13,800	46,549
Other income (expense)	9,426	(2,897)	11,576	21,965
Interest expense	(50,402)	(55,536)	(167,076)	(170,916)

Other expense, net	(35,666)	(42,019)	(141,700)	(102,402)

Income before income taxes	137,053	137,245	542,200	607,416
Income tax expense	(44,976)	(47,718)	(174,529)	(231,140)

Net income	$92,077	$89,527	$367,671	$376,276

Basic net income per share	$0.03	$0.03	$0.11	$0.12

Shares used in basic net income per share	3,234,271	3,234,271	3,234,271	3,234,271

Diluted net income per share	$0.03	$0.03	$0.11	$0.11

Shares used in diluted net income per share	3,285,040	3,338,178	3,288,770	3,328,435

The accompanying notes are an integral part of these statements.

R-B RUBBER PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended January 31,
	2002	2001
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net Income	$367,671	$376,276
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	738,933	674,391
Changes in current assets and liabilities:
Accounts receivable, net	(155,290)	(490,383)
Inventories, net	(269,192)	(355,854)
Prepaid expenses and other	(49,334)	(312,300)
Accounts payable	76,976	(143,654)
Accrued expenses	(117,293)	(72,692)
Income taxes payable	7,360	219,854

Net cash provided by (used in) operating activities	599,831	(104,362)

Cash flows from investing activities:
Additions to property, plant and equipment	(581,754)	(570,173)
Other, net	4,242	40,456

Net cash used in investing activities	(577,512)	(529,717)

Cash flows from financing activities:
Net borrowings under short-term credit facilities	400,000	—
Proceeds from exercise of stock options	—	15,040
Payments on long-term debt	(96,438)	(80,202)
Payments on capital lease obligations	(190,554)	(172,327)

Net cash provided by (used in) financing activities	113,008	(237,489)

Increase (decrease) in cash and cash equivalents	135,327	(871,568)
Cash and cash equivalents:
Beginning of period	599,183	1,440,616

End of period	$734,510	$569,048

The accompanying notes are an integral part of these statements.

R-B RUBBER PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

        The financial information included herein for the three and nine months ended January 31, 2002 and 2001 and the financial information as of January 31, 2002 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's April 30, 2001 Form 10-KSB. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

        Inventories are stated at the lower of average cost, which approximates the first-in, first-out method, or market (net realizable value), and include materials, labor and manufacturing overhead. Unsalable or unusable items are carried at scrap value and reprocessed.

	January 31, 2002	April 30, 2001
Raw materials	$97,440	$130,969
Finished goods	1,664,297	1,361,576
Other	27,600	27,600

	$1,789,337	$1,520,145

Note 3. Line of Credit and Short-term Loan

        In September 2001, the Company amended its $1,000,000 operating line of credit to extend the expiration date to October 1, 2002. The line of credit bears interest at prime, which was 4.75 percent at January 31, 2002. The Company had $335,000 outstanding under this line of credit at January 31, 2002. In conjunction with the amendment of the line of credit, the Company converted $500,000 of the outstanding credit line balance into a $500,000 term loan, which also bears interest at prime. The term loan is paid interest only on a monthly basis with the principal due on September 20, 2002. At January 31, 2002, the Company had $500,000 outstanding under this loan. Under terms of the line of credit and term loan agreements, the Company is required to maintain certain financial covenants. At January 31, 2002, the Company was in compliance with all of its covenants. These short-term loans are secured by accounts receivable and inventories.

Note 4. Earnings Per Share

        Following is a reconciliation of basic earnings per share ("EPS") and diluted EPS:

Three Months Ended January 31,	2002			2001
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to Common Shareholders	$92,077	3,234,271	$0.03	$89,527	3,234,271	$0.03

Diluted EPS
Effect of dilutive stock options	—	50,769		—	103,907

Income available to Common Shareholders	$92,077	3,285,040	$0.03	$89,527	3,338,178	$0.03

Nine Months Ended January 31,	2002			2001
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to Common Shareholders	$367,671	3,234,271	$0.11	$376,276	3,234,271	$0.12

Diluted EPS
Effect of dilutive stock options	—	54,499		—	94,164

Income available to Common Shareholders	$367,671	3,288,770	$0.11	$376,276	3,328,435	$0.11

        237,120 and 132,240 shares issuable pursuant to stock options have not been included in the above calculations for the three and nine-month periods ended January 31, 2002 and 2001, respectively, since they would have been antidilutive.

Note 5. Segment Reporting

        The Company has determined that it currently operates in two segments, manufactured products and tire recovery and processing. The tire recovery and processing is performed at our 100% owned subsidiary, RB Recycling, Inc. ("RB Recycling").

Quarter Ended January 31, 2002	RB Rubber	RB Recycling	Elimination	Total
Sales, net	$2,975,030	$605,937	$(341,226)	$3,239,741
Depreciation and amortization	202,194	47,557	—	249,751
Income before taxes	73,568	63,485	—	137,053
Quarter Ended January 31, 2001
Sales, net	$2,733,301	$321,864	$(106,422)	$2,948,743
Depreciation and amortization	208,027	10,054	—	218,081
Income (loss) before taxes	288,074	(150,829)	—	137,245
Nine Months Ended January 31, 2002	RB Rubber	RB Recycling	Elimination	Total
Sales, net	$8,866,915	$1,744,071	$(867,117)	$9,743,869
Depreciation and amortization	636,062	102,871	—	738,933
Income before taxes	340,826	201,374	—	542,200
January 31, 2002
Total assets	$10,513,825	$1,013,830	$(1,526,827)	$10,000,828
Nine Months Ended January 31, 2001
Sales, net	$7,808,340	$1,016,076	$(368,444)	$8,455,972
Depreciation and amortization	645,859	28,532	—	674,391
Income (loss) before taxes	1,063,860	(456,444)	—	607,416
January 31, 2001
Total assets	$9,771,132	$514,520	$(988,405)	$9,297,247

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

Results of Operations

        Sales for the third quarter of fiscal 2002, which ended January 31, 2002, were up $291,000, or 9.9 percent, to $3.2 million from $2.9 million in the third quarter of fiscal 2001, which ended January 31, 2001. Sales growth resulted primarily from continued marketing efforts, which also increased personnel and travel expenses. The growth in the market for ancillary products has been a significant source of new business. Ancillary products, which are purchased for resale from other manufacturers, include natural rubber mats and other recycled rubber matting. Sales of ancillary products were up 45.7 percent, or $113,000, to $360,000 in the third quarter of fiscal 2002 from $247,000 in the third quarter of fiscal 2001. Sales of products manufactured by the Company increased 5.2 percent, or $129,000, to $2.6 million in the third quarter of fiscal 2002 from $2.5 million in the third quarter of fiscal 2001. Tire collection fees were up 22.9 percent, or $49,000, to $264,000 in the third quarter of fiscal 2002 from $215,000 in the third quarter of fiscal 2001.

        Sales for the nine months ended January 31, 2002 increased $1.3 million, or 15.2 percent, to $9.7 million from $8.4 million in the nine months ended January 31, 2001. Sales of ancillary products increased 131.6 percent, or $545,000, to $959,000 for the nine months ended January 31, 2002 from $414,000 for the nine months ended January 31, 2001. Sales of products manufactured by the Company increased $465,000, or 6.2 percent, to $7.9 million for the nine months ended January 31, 2002 from $7.4 million for the nine months ended January 31, 2001. Finally, revenues from tire recycling fees increased $278,000, or 46.4 percent, to $877,000 for the nine months ended January 31, 2002 from $599,000 for the nine months ended January 31, 2001.

        Cost of sales for the third quarter of fiscal 2002 increased $216,000, or 10.1 percent, to $2.3 million (72.6 percent of net sales) from $2.1 million (72.5 percent of net sales) in the third quarter of fiscal 2001. The increase is primarily due to the increased sales volume.

        Cost of sales for the nine months ended January 31, 2002 increased by $1.1 million, or 18.4 percent, to $6.9 million (70.5 percent of net sales) from $5.8 million (68.6 percent of net sales) in the first nine months of fiscal 2001. The increase is primarily due to the increase in sales volume, which accounted for approximately $841,000 of the growth. Additionally, higher unit costs in the first quarter of fiscal 2002 resulted in higher operating cost of approximately $124,000. Also, the Company participates in a group workers compensation insurance policy with Dash Multi-Corp, a related party, which is subject to retrospective charges based on claims experience at RB Rubber Products, Inc. The latest retrospective adjustment resulted in an increase to cost of sales in the quarter ended October 31, 2001 that totaled $73,000.

        The Company's raw materials include tire chips, buffings and granulated rubber. Tire chips are processed from scrap tires, which are collected and processed at the Company's RB Recycling facility in Portland, Oregon. The tire chips are then shipped to the McMinnville plant for further processing to crumb rubber, which is the main feedstock for the Company's mat manufacturing process. With improvements made to the Company's tire chip processing and manufacturing plant in McMinnville, the Company has increased its consumption of tire chips. As a result, pounds of tire chips utilized, which were all processed at the Company's recycling facility, increased from 58.5 percent of total raw materials during the quarter ended January 31, 2001 to 70.4 percent during the quarter ended January 31, 2002.

        Selling expense increased $60,000, or 26.5 percent, to $284,000 (8.8 percent of net sales) for the third quarter of fiscal 2002, from $224,000 (7.6 of net sales) for the third quarter of fiscal 2001. Further, for the nine months ended January 31, 2002, selling expenses increased $150,000, or 20.8 percent, to $871,000 (8.9 percent of net sales) from $721,000 (8.5 percent of net sales) for the nine months ended January 31, 2001. The increases in dollars spent and as a percentage of net sales are primarily due to planned increases in sales and marketing personnel and related travel expenses to continue to build the Company's sales.

        General and administrative expenses increased $22,000, or 5.4 percent, to $430,000 (13.3 percent of net sales) for the third quarter of fiscal 2002, from $408,000 (13.8 percent of net sales), for the quarter ended January 31, 2001. For the nine months ended January 31, 2002, general and administrative expenses increased $95,000, or 7.7 percent, to $1.3 million (13.5 percent of net sales) from $1.2 million (14.5 percent of net sales) for the nine months ended January 31, 2001. The increase in dollars spent in the nine-month period relates primarily to a charge of $60,000 in the second quarter of fiscal 2002 to the reserve for doubtful accounts. The remaining increases in dollars spent are a result of increased salaries and related payroll tax expenses. The charge to the reserve was reflective of the increased credit risk attributed to the general downturn in economic conditions.

        Income tax expense was recorded at the effective rate of 32.2 percent for the nine months ended January 31, 2002, compared to 38.1 percent for the first nine months of fiscal 2001. The reduction in rate for the current year reflects the usage of State of Oregon tax credits earned through purchasing equipment to enhance recycling in the state.

        Net income increased $2,000, or 2.8 percent, to $92,000 (2.8 percent of net sales) for the third quarter of fiscal 2002 from $90,000 (3.0 percent of net sales) for the third quarter of fiscal 2001. In the nine months ended January 31, 2002, net income decreased $8,000 to $368,000 (3.8 percent of net sales) from $376,000 (4.5 percent of net sales) for the nine months ended January 31, 2001. Changes in net income relate primarily to the specific changes in revenues and expenses as discussed above.

Liquidity and Capital Resources

        At January 31, 2002, working capital was $2.2 million, including $735,000 in cash and cash equivalents, $1.4 million in accounts receivable and $1.8 million in inventory offset by accounts payable and other current liabilities. In the nine month period ended January 31, 2002, working capital increased by $227,000, and the current ratio decreased to 2.06:1 at January 31, 2002 from 2.17:1 at April 30, 2001.

        Cash and cash equivalents increased $136,000 to $735,000 at January 31, 2002 from $599,000 at April 30, 2001. The increase is a result of short-term borrowings of $400,000 and cash provided from operations of $600,000, offset by $582,000 used for the purchase of equipment and $287,000 used for the reduction of long-term debt and capital leases.

        Accounts receivable increased $155,000 to $1.4 million at January 31, 2002, compared to $1.2 million at April 30, 2001, primarily as a result of increased sales in January 31, 2002 compared with April 30, 2001. Accounts receivable turnover was at 9.4 times per year as of January 31, 2002 verses 9.2 times per year as of April 30, 2001.

        Inventories increased $269,000 to $1.8 million at January 31, 2002, from $1.5 million at April 30, 2001, primarily as a result of increased stocking levels of ancillary products, offset in part by reduced levels of the Company's manufactured goods. Due to the lead-time for ordering ancillary products, the Company has increased stocking levels to accommodate the increased sales volume. Inventory turnover was 5.1 times per year as of both January 31, 2002 and April 30, 2001.

        Prepaid expenses and other assets increased $49,000 to $221,000 at January 31, 2002, from $172,000 at April 30, 2001, primarily due to the payment of property taxes and insurance premiums in advance of their expense recognition.

        Accounts payable and accounts payable related parties increased $77,000 to $529,000 at January 31, 2002 from $452,000 at April 30, 2001, primarily as a result of the timing of payments made.

        Accrued expenses decreased $117,000 to $209,000 at January 31, 2002 from $326,000 at April 30, 2001, primarily due to a reduction in accrued insurance premiums.

        Capital expenditures of $582,000 resulted primarily from the addition of equipment, which is intended to be used in the Company's manufacturing process.

        At January 31, 2002, the Company had a $1,000,000 operating line of credit, which bears interest at prime, 4.75 percent at January 31, 2002, and expires October 1, 2002. The Company had an outstanding balance of $335,000 under this line of credit at January 31, 2002. The Company also has a $500,000 term loan, which also bears interest at prime. The term loan is paid interest only on a monthly basis with the principal due on September 20, 2002. At January 31, 2002, the Company had $500,000 outstanding under this loan. Under terms of the line of credit and term loan agreements, the Company is required to maintain certain financial covenants. At January 31, 2002, the Company was in compliance with all of its covenants. These short-term loans are secured by accounts receivable and inventories.

New Accounting Pronouncements

        In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS No. 133"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 137"). SFAS No. 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS Nos. 137 and 138 establish accounting and reporting standards for all derivative instruments. SFAS Nos. 133, 137 and 138 are effective for fiscal years beginning after June 15, 2000. The Company does not have any derivative instruments nor does it participate in hedging activities and therefore, the adoption of SFAS Nos. 133, 137 and 138 in the first quarter of fiscal 2002 did not have an impact on its financial position or results of operations.

        In September 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" (EIFT 00-10). The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. The EITF further concluded that shipping and handling costs incurred by a seller should be reported as operating expenses. The Company has historically recorded certain shipping and handling expenses as a reduction of related freight revenues, in accordance with common industry practice. To comply with the EITF consensus, the Company reclassified shipping and handling expenses to cost of sales for all periods presented. The impact of the adoption of EITF 00-10 is to increase sales and cost of sales for the three and nine-month periods ended January 31, 2001 (unaudited) by $136,394, and $374,768, respectively. There was no other effect on the Company's consolidated balance sheets, statements of operations, shareholders' equity or cash flows.

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which, for the Company, will be fiscal year 2003. The Company does not expect that the adoption of either SFAS No. 141 or SFAS No. 142 will have a significant impact on the financial condition or results of operations of the Company.

        In August 2001, the FASB approved SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which will be effective beginning fiscal year 2003. SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In October 2001, the FASB approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121") and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121, but resolves certain implementation issues. SFAS No. 144 will be effective for fiscal year 2002. We are in the process of evaluating the financial statement impact of adoption of SFAS No. 143 and SFAS No. 144

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

        No exhibits are required to be filed herewith.

  (b)
  Reports on Form 8-K

        The Company did not file any reports of Form 8-K during the quarter ended January 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 14, 2002	R-B RUBBER PRODUCTS, INC.
	By:	/s/ RONALD L. BOGH
Ronald L. Bogh President
	By:	/s/ DONALD OVERTURF
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