Form 10KSB
period 2002-04-30
R B RUBBER PRODUCTS INC
filed 2002-08-23
CIK 942615

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 1O-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
 Common Stock, no par value
(Title of Class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. ☒

        Issuer's revenues for the year ended April 30, 2002, were $11,855,316. The aggregate market value of voting stock held by non-affiliates of the registrant was $1,816,837 as of August 16, 2002 based upon the last sales price as reported on the Nasdaq System-Small Cap Market.

        The number of shares outstanding of the Registrant's Common Stock as of August 16, 2002 was 3,234,271 shares.

        Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

Documents Incorporated by Reference

        None

R-B RUBBER PRODUCTS, INC.
FORM 10-KSB INDEX

PART I

Item 1. Description of Business

Introduction

        R-B Rubber Products, Inc. was incorporated in Oregon in September 1986. The Company is a vertically integrated recycler of scrap tires and manufacturer of rubber products. By processing discarded tires into high quality crumb rubber, the Company then uses this material to manufacture durable rubber mats, protective surfaces and various other rubber products. During the year ended April 30, 2002, the Company recycled over 2.5 million tires (35 million pounds of rubber) that otherwise would have been destined for area landfills. Rubber accounts for approximately 70 percent of the weight of the tire, and the remainder consists primarily of metal wire and fiber. New equipment has been installed to enable the Company to recycle a large portion of the metal and fiber removed from the tires as well. The recycled rubber is used to manufacture our products, which we then sell to agribusiness concerns, sports and fitness facilities, parks, and other commercial and industrial users.

        On January 29, 1999, RB Recycling, Inc. ("RB Recycling"), a 100 percent owned subsidiary of the Company, acquired certain assets related to a tire recovery and processing plant in Portland, Oregon from Dallas, Texas based Waste Recovery, Inc. (WRI). WRI's Portland plant had been a supplier of a portion of the Company's raw material (tire chips) since 1996. WRI was considering closing down the plant, which would have left the Company without a reliable source of raw materials. The acquisition secured a long-term source of raw material to the Company. RB Recycling operates a tire collection and processing site in Portland, which utilizes tire collection routes, tire shredding equipment and handling systems for the collection of tires and production of tire chips. During the year ended April 30, 2002, we used approximately 90 percent of RB Recycling's output to manufacture our products. The remaining tire chips were sold to outside customers as tire-derived fuel and for various other rubber applications.

        In March 2001, the Company declared a 20 percent common stock split-up effected in the form of a dividend. All share and per share amounts in this Form 10-KSB have been retroactively adjusted to reflect this common stock split-up effected in the form of a dividend.

        On August 13, 2002, the Company announced that it had entered into a definitive agreement and plan of merger (the "Agreement") with it principal shareholder, Dash-Multi Corp, Inc. ("Dash"), which provides for the acquisition of all common stock of the Company held by shareholders other than Dash for a price of $2.80 net cash per share. Previously, Dash purchased 2,267,146 shares, or approximately 70 percent, of the Company's outstanding common stock for $2.08 per share pursuant to a tender offer consummated on June 3, 1999. Shareholders other than Dash currently own approximately 30 percent, or 967,125 shares, of the Company's common stock. The Agreement also provides for payments to holders of outstanding in-the-money options. Closing of the merger is subject to satisfaction or waiver of customary closing conditions, including shareholder approval.

Products

        Applications for the Company's products generally fall into one of five primary markets. Within each of these, the Company manufactures and sells a variety of products designed to meet consumer requirements. Below is a discussion of these primary markets:

        Agribusiness.    During the year ended April 30, 2002, approximately 61 percent of the Company's net sales were for rubber matting used in agricultural surfacing. These products include the Company's "Tenderfoot" line of flooring for horse and livestock trailers, stalls and wash areas. Management believes that our rubber matting has significant advantages over other flooring options, such as straw, dirt or wood, because of its improved comfort and safety for the animal and the reduction of cleaning time and bedding costs. This category also includes the Company's line of pet products that include mats for kennels and dog agility courses.

        Fitness and sports facilities.    Sales of flooring for sports and fitness applications accounted for approximately 15 percent of net sales during the year ended April 30, 2002. These sales were primarily for flooring in gyms, private clubs, military bases, colleges and high schools. Supplementing its manufactured products, the Company also offers a line of rolled recycled rubber, natural rubber and PVC flooring options, which it imports and resells to its customers.

        Tire chip sales and disposal fee revenues.    The Company's tire collection facility in Portland, Oregon (RB Recycling, Inc.) receives tire disposal fees and sells excess tire chips produced to customers in the ordinary course of business. The tire chips produced from whole tire disposal are primarily used internally in the production of the Company's products. Disposal fee revenue and sales of excess tire chip revenue have been presented as a reduction of cost of goods sold. These fees and incidental sales reduce the cost to produce tire chips, which are a component in the manufacturing process.

        Molded products.    Sales of products from the Company's molded products division accounted for approximately 8 percent of net sales during the year ended April 30, 2002. Molded products include high-end rubberized weight plates for athletic facilities. This category also includes a line of playground safety tiles and ballistic matting for shooting ranges and target facilities. Child playground safety is a major concern of school districts, parks and property management companies across the nation. To meet this very urgent need, the Company manufactures a line of playground tiles offering tested and consistent fall height protection that ranges from four to ten feet.

        Commercial.    Sales of products from the Company's commercial products category amounted for 5 percent of the Company's sales for the year ended April 30, 2002. Commercial products include a line of roofing pathway tiles, truck bed liners, cellular telephone tower insulators and products for original equipment manufacturers. Roofing pathway tiles are used on commercial flat roofs for access ways to equipment located on the roof. The tiles prevent damage to the roofing membrane.

        Ancillary.    The Company imports and sells a line of natural rubber mats and a line of rolled rubber matting. Sales of these ancillary products accounted for 11 percent of sales for the year ended April 30, 2002. Natural rubber mats are sold into various industries and retail outlets primarily for anti-fatigue purposes. Rolled rubber matting is sold primarily into the fitness industry as rubber flooring.

Product Distribution

        The Company sells its products through several channels including distributors, retailers, original equipment manufacturers ("OEMs") and directly to users. This strategy enables the Company to diversify distribution of its products while at the same time maintaining direct contact with many of its end-users. During the year ended April 30, 2002, most sales were to distributors and retailers.

        Distributors and Retailers.    The majority of the Company's products were sold through independent distributor and retailer channels during the year ended April 30, 2002. These customers include major agricultural supply retailers, automotive tire and accessory retailers, as well as fitness equipment suppliers.

        Original Equipment Manufacturers.    During the year ended April 30, 2002, approximately 6 percent of the Company's revenues were from sales to OEMs. This is primarily from sales to horse trailer and farm implement manufacturers.

        End Users.    Individuals contact the Company (via an 800 number and the Company's website at www.rbrubber.com), generally in response to Company advertisements or referrals from other users. In most cases, these callers are referred to dealers in their local area. Because of this, only a relatively small portion of the Company's total sales has been at retail prices, directly to end-users. The Company believes this distribution channel is important because of the direct feedback it receives from these customers and the referral value enjoyed by its dealers.

        The Company utilizes six strategically located public warehouses to facilitate product availability and reduce shipping costs. These warehouses, located in North Carolina, Nebraska, Missouri, Texas, Florida and Pennsylvania, enable the Company to transport by rail larger quantities of mats per shipment. The mats are then shipped in smaller quantities to the customers.

Marketing

        The Company markets its products through advertising in trade magazines, participating in trade shows in related industries, and targeting of prospective retail outlets and distributors. The Company has developed a point of sale program in order to improve in store presentation and marketing. This program includes the use of in store representatives to ensure proper inventory levels and attractive presentation of point of sale information.

Competition

        The Company is one of the largest manufacturers of heavy rubber matting in North America. However, the market for the Company's products is highly competitive. Some of the Company's competitors may be larger, have greater financial resources, or have more advanced technology than the Company. Its principal competition in the agribusiness market comes from approximately five competitors in the Midwest and Canada. Management believes that one agribusiness competitor holds a market share approximately equal to the Company's; while the others hold smaller market shares than the Company. Raw material availability and cost have a great impact on the market, and certain competitors may enjoy certain subsidies that are not available to the Company. These subsidies provide a competitive advantage to those companies.

        The Company's principal competition in the fitness market consists of one competitor located in Germany and two firms in the Midwest. The Company has competitors in other product categories, which are discussed above.

        The number of competitors within specific product categories in the rubber mat industry has increased in number. There is an increasing amount of rubber matting that is being imported from government subsidized Canadian manufacturers. Additionally, the Company believes there are 30 U.S. states that offer recycling incentives to rubber processors. The Company actively promotes tire recycling and is participating in the Oregon task force to evaluate recycling incentives in that state.

        Competitive factors include quality of products, service (including product availability and timely delivery), price and reliability. The Company believes that it currently competes favorably with respect to these factors. There can be no assurance, however, that competitors will not substantially increase their investment in developing and marketing products competitive with ours or that foreign government subsidies will not adversely affect the competitive environment.

Raw Materials

        The Company's raw materials are predominately tire chips, which are processed from scrap tires and tire "buffings" which are purchased from tire recapping operations. In 1999, the Company, through RB Recycling, acquired certain tire processing equipment in Portland, Oregon from WRI. This acquisition provided the Company a reliable source of raw materials to meet its growing needs.

During the year ended April 30, 2002, due to increased tire flow and processing efficiencies, tire chip utilization increased to approximately 72 percent of the Company's total raw material supply. The RB Recycling facility charges a disposal fee for the collection of discarded tires. These tires are then processed into tire chips for utilization at the Company's McMinnville facility. Excess tire chips are sold to outside customers for tire-derived fuel or other rubber applications. The ability to efficiently process tires into tire chips at RB Recycling directly affects the cost of tire chips to supply the mat manufacturing facility in McMinnville.

        The Company also relies on tire grindings or "buffings" from tire recapping operations. In prior years, the Company also purchased granulated rubber from other material processors. Buffings and granulated rubber require less processing before being used for mat or molded product manufacturing, however they also are purchased at a higher cost than the cost to produce tire chips. The Company's reliance on buffings and purchased granulated rubber decreased from approximately 77 percent of total raw materials in 1998 to approximately 28 percent of total raw materials in the year ended April 30, 2002 due to the Company's increased processing capabilities.

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

Significant Customers and Concentrations of Credit Risk

        In each of the years ended April 30, 2002 and 2001, approximately 11 percent of net sales were to one customer. This customer represented 10 percent of the accounts receivable balance at April 30, 2002 and 11 percent of the accounts receivable balance at April 30, 2001. The balance outstanding at April 30, 2002 for this customer was collected in the first quarter of fiscal 2003.

Backlog

        The Company's customers generally order products for immediate delivery, and the Company generally is able to meet such demand. However, at April 30, 2002, due to logistical and delivery constraints caused by cross-country delivery of the Company's products, the Company had a backlog of approximately $633,000 compared with a backlog of $214,000 at April 30, 2001. The April 2002 backlog shipped during the first quarter of fiscal 2003. The stated backlog is not necessarily indicative of Company sales for any future period nor is a backlog any assurance that the Company will realize a profit from filling the orders.

Intellectual Property

        The Company employs a portfolio of intellectual property in its business including trademarks, tradenames, trade secrets and know-how. The Company is contemplating whether to implement a patent protection program for certain aspects of its intellectual property. Currently, the Company protects its proprietary and trade secret information and know-how by the use of confidentiality agreements and other security measures. There can be no assurance that these measures will provide adequate protection for its proprietary and trade secret information and know-how. The Company's business may be adversely affected by competitors that independently develop substantially equivalent products, equipment and processes. The Company uses the following trademarks and tradenames: RB Rubber Products®, Bounce Back®, Tenderfoot, Monster Mat, Arobitile, Shower Tile, and Pooch Mat. The Company is not aware of any conflicting uses of its material trademarks and tradenames. The Company does not maintain any intellectual property insurance coverage.

Research and Development

        Research and development expenses, included in general and administrative expense, totaled $5,690 and $7,119 during the years ended April 30, 2002 and 2001, respectively.

Environmental Regulations

        The Company's operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants in the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of certain materials, substances and wastes. To the best knowledge of management, the Company's operations are in substantial compliance with the terms of all applicable environmental laws and regulations as currently interpreted. While historically the Company has not had to make significant capital expenditures for environmental compliance, the Company cannot predict with any certainty its future capital expenditures for environmental compliance because of continually changing compliance standards and technology. Furthermore, actions by federal, state and local governments concerning environmental matters could result in laws or regulations that could increase the cost of producing the products manufactured by the Company or otherwise adversely affect the demand for its products. The Company has not purchased any separate insurance policies for environmental liabilities and does not presently anticipate purchasing such coverage in the future.

Employees

        At April 30, 2002, the Company had 107 employees. None of the Company's employees are covered by collective bargaining agreements, and the Company believes its relations with its employees are good.

Item 2. Description of Property

        The Company's corporate headquarters, mat and molded product manufacturing space are housed in the same facility, which is located in McMinnville, Oregon, approximately 35 miles southwest of Portland, Oregon. The facility consists of approximately 34,000 square feet of space on approximately four acres of land, all of which is owned by the Company. At April 30, 2002, the Company had an outstanding debt in the amount of $902,336 collateralized by this facility payable at 7.97 percent interest, payable $8,373 per month including principal and interest, through August 15, 2008, at which time the remaining balance of $695,954 becomes due. The Company also operates RB Recycling, a tire collection and processing facility and a 100 percent owned subsidiary of the Company, located on approximately 2 acres of land in north Portland, Oregon. The property includes a modular office space, processing facility and maintenance shop. RB Recycling, Inc. leases the property under operating leases that expire in 2004.

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

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

        The Company's Common Stock is quoted on the NASDAQ Small Cap Market™ under the symbol "RBBR." The following table sets forth the high and low sales prices (adjusted for the 20 percent common stock split effected in March 2001) as reported by Nasdaq for the periods indicated.

	Year Ended April 30, 2002
	High	Low
Quarter 1	$3.30	$2.00
Quarter 2	2.07	1.75
Quarter 3	2.50	1.60
Quarter 4	3.15	2.00
	Year Ended April 30, 2001
Quarter 1	$3.35	$1.46
Quarter 2	3.28	2.19
Quarter 3	2.50	1.77
Quarter 4	2.45	1.46

        The number of shareholders of record and the approximate number of beneficial holders on August 16, 2002 was 127 and 650, respectively. There were no cash dividends declared or paid during the years ended April 30, 2002 and 2001. The Company does not anticipate declaring dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

        This section, as well as various other portions of this report, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Many of these statements can be identified by reference to words or phrases of a predictive nature such as "we expect," "should," "plan," "believe," "will," "may" and other words or phrases of a similar construction. The Company has provided these statements in order to convey to the reader management's expectations about future events and prospects based on information currently available. However, future events and conditions are inherently difficult to predict, and the actual results we experience will vary from management's expectations to some degree. These variations may be both material and adverse, and readers are cautioned not to read forward looking-statements as assurances of future performance. A variety of factors may cause material adverse variations from managements expectations, including, but not limited to, increases in the cost of raw materials; increasing competition; declining markets for our products; the development of new technologies that render our products or processes obsolete; changes in government regulation; changes in domestic or foreign government policies relating to subsidies and tariffs; product liability issues; changes in the general economy or in the market sectors into which we sell our products; and various other risks and uncertainties. Some, but not all, of those other risks and uncertainties are described herein; others are described in our other reports and statements on file with the Securities and Exchange Commission.

Results of Operations

        The following table sets forth, as a percentage of sales, certain statement of operations data for the years ended April 30, 2002 and 2001:

	Year Ended April 30,
	2002	2001
Sales, net	100%	100%
Cost of sales	68	69

Gross profit	32	31
Selling expenses	10	10
General and administrative expenses	13	13

Operating income	9	8
Other expense	(2)	(1)

Income before income taxes	7	7
Income tax expense	(2)	(3)

Net income	5%	4%

Year Ended April 30, 2002 Compared to the Year Ended April 30, 2001

        Sales.    Sales for the year ended April 30, 2002 (fiscal 2002) of $11.9 million were up $1.3 million, or 12.1 percent, over sales of $10.6 million in the year ended April 30, 2001 (fiscal 2001). Sales of the Company's matting products sold in the agribusiness, fitness and commercial markets were up $254,000, or 2.7 percent, to $9.6 million (80.8 percent of net sales) in fiscal 2002 from $9.3 million (88.3 percent of net sales) in fiscal 2001. Sales of ancillary products, including imported natural and rolled rubber products purchased for resale, were up $672,000, or 108.9 percent, to $1.3 million (10.8 percent of net sales) in fiscal 2002 from $617,000 (5.8 percent of net sales) in fiscal 2001. The increase relates primarily to the addition of a line of rolled rubber products that was added during the year. These sales are in anticipation of the Company developing its own capacity to produce rolled rubber products in fiscal 2003. Sales of molded products increased $340,000, or 55.6 percent, to $952,000 (8.0 percent of net sales) in fiscal 2002 from $612,000 (5.8 percent of net sales) in fiscal 2001. The increase relates primarily to increased sales efforts.

        Gross Profit.    Gross profit increased $533,000, or 16.4 percent, to $3.8 million (31.9 percent of net sales) in fiscal 2002 from $3.2 million (30.7 percent of net sales) in fiscal 2001. Through improvements made at our recycling plant in Portland, Oregon the Company was able to increase its tire chip utilization from 60 percent in fiscal 2001 to 72 percent in fiscal 2002, while holding operating costs at the fiscal 2001 level. Cost reductions related to these improved efficiencies were partially offset by the higher cost of purchased materials and higher utilities expenses.

        Selling Expenses.    Selling expenses increased $140,000, or 13.7 percent, to $1.2 million (9.8 percent of net sales) in fiscal 2002 from $1.0 million (9.7 percent of net sales) in fiscal 2001. The increase relates primarily to increased salaries and commissions paid to sales staff and sales representatives related to increased sales efforts.

        General and Administrative Expenses.    General and administrative expenses increased $153,000, or 11.0 percent, to $1.5 million (13.0 percent of net sales) in fiscal 2002 from $1.4 million (13.1 percent of net sales) in fiscal 2001. The increase is primarily due to an increase in bad debt expense, increased travel expenses, and increased compensation. These increases were partially offset by a reduction in the cost of employee benefit costs.

        Other Income (expense).    Other expense increased $37,000, or 26.5 percent, to a net expense of $178,000 in fiscal 2002 from a net expense of $141,000 in fiscal 2001. The increase was primarily due to reductions in interest income and other miscellaneous income.

        Income Taxes.    Income tax expense, totaling $249,000 in fiscal 2002, was recorded at an effective rate of approximately 27.8 percent compared to $257,000 in fiscal 2001 at an effective rate of 37.1 percent. The reduction in the effective rate resulted from the deferred tax benefit of State of Oregon state tax credits.

        Net Income.    Net income increased $210,000, or 48.3 percent, to $645,000 (5.4 percent of net sales) in fiscal 2002 from $435,000 (4.1 percent of net sales) in fiscal 2001. The increase is primarily the result of increased sales and improved operating margins.

Liquidity and Capital Resources

        Since inception, and continuing through the fiscal year ended April 30, 2002, the Company has financed its operations and capital expenditures through the private sale of equity securities, cash from operations, conventional bank financings and leasing arrangements.

        Working capital increased to $2.0 million at April 30, 2002 from $1.9 million at April 30, 2001 due primarily to retained profits for the year, offset by purchases of property, plant and equipment.

        Accounts receivable increased $204,000, or 16.7 percent, to $1.4 million at April 30, 2002 from $1.2 million at April 30, 2001. The increase is attributed to higher year-end sales and a small increase in the average days outstanding.

        At April 30, 2002, the Company had accounts receivable—related party of $104,000. Amounts due from the related party are due to an accrued refund of management fees and an estimated adjustment to workers' compensation premiums for the period.

        Inventories increased $508,000, or 33.4 percent, to $2.0 million at April 30, 2002 from $1.5 million at April 30, 2001. During the year ended April 30, 2002, the Company added a line of rolled rubber products imported for resale in the fitness market. The Company chose to import this line of products in anticipation of adding rolled rubber production capabilities at its McMinnville manufacturing plant in fiscal 2003. At April 30, 2002, the Company was nearly complete with the construction of this new manufacturing equipment and had increased inventories of imported rolled rubber product in order to build new markets for this equipment. Additionally, inventories of the Company's manufactured items were up slightly to support the increased sales volume.

        Capital expenditures in fiscal 2002 totaled $1.1 million primarily for new equipment to develop the capability to produce rolled rubber products. To produce rolled rubber, the Company will manufacture a log of solid rubber material and then scathe the logs into sheets with a thickness ranging from 2mm to 12mm. Sheets are typically rolled in lengths of 25 to 500 feet.

        The Company has a $1,000,000 operating line of credit with a commercial bank, which expires October 1, 2002, with interest at prime (4.75 percent at April 30, 2002). The line of credit is collateralized by accounts receivable and inventory. The Company had $335,000 outstanding under the line of credit at April 30, 2002. The Company also has a $500,000 term loan due September 20, 2002 with interest at prime (4.75 percent at April 30, 2002). The term loan is collateralized by accounts receivable and inventory. The Company is contemplating various alternatives relating to the refinancing of the $835,000 currently outstanding on these facilities, which was used to purchase new equipment, and management believes various suitable alternatives will be available.

        The Company believes its existing cash, cash generated from operations and available credit facilities will be sufficient to fund its operations for the next 12 months.

        The Company believes that the impact of inflation on its results of operations for the years ended April 30, 2002 and 2001 was not material.

New Accounting Pronouncements

        See Note 12 of Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to inventory reserves and allowance for doubtful accounts. We base our estimates on historical experience and on various other assumptions. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our financial statements.

Inventory Reserves

        We regularly evaluate the realizability of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated market values and other factors. Raw materials and work in progress are reviewed periodically by our operating personnel for obsolescence. Finished goods are reviewed periodically by operating personnel to determine if inventory carrying costs exceed market selling prices. If circumstances related to our inventories change, our estimates of the realizability of inventory could materially change. We have not experienced losses related to our inventories in the past and we do not currently have any reserves against our inventory.

Allowance for Doubtful Accounts

        Credit limits are established through a process of reviewing the financial history and stability of each customer. We regularly evaluate the collectability of our trade receivable balances by monitoring past due balances. If it is determined that a customer will be unable to meet its financial obligation, we record a specific reserve for bad debt to reduce the related receivable to the amount we expect to recover. Bad debts have not historically been significant. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change.

Revenue Recognition

        Revenue is recorded from customers upon product completion and delivery and title and risk of loss have been passed to the customer. Sales returns have not historically been significant, thus no reserve for sales returns has generally been provided. Fees from tire disposal services are recorded as a reduction of inventory and cost of goods sold.

Item 7. Financial Statements

        The information required by this item begins on page F-1 of this report.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        On July 11, 2002, based on a recommendation of the Audit Committee, the Company's Board of Directors approved the dismissal of the Company's independent public accountants, Arthur Andersen LLP. Arthur Andersen LLP issued an unqualified audit opinion on each of the past two fiscal years'

financial statements. There have not been any disagreements between the Company and Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, nor have there been any reportable events as defined under Item 304(a)(1)(iv) of Regulation S-B.

        Also on July 11, 2002, the Company engaged the firm of KPMG LLP to be its independent public accountants. There were not any consultations with KPMG LLP within the Company's last two fiscal years nor from the period between April 30, 2002 and the date the Company engaged KPMG LLP, regarding the application of accounting principles to a specific transaction, or the type of audit opinion that might be rendered, nor were there any discussions between KPMG LLP and the Company about disagreements between the Company and Arthur Andersen LLP.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

Name	Age	Position with Company	Has Been a Director Since
Marvin S. Wool	73	Chairman of the Board	June 1999
Ronald L. Bogh	59	Director	1985
Paul M. Gilson	54	Director and Senior Vice President	June 1999
Gregory J. Divis	61	Director and President	June 1999
Sandon L. Wool	48	Director	June 1999
Lawrence J. Young	58	Director	June 1999
Leland B. Curtis	58	Director	October 1999

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

        Ronald L. Bogh founded the Company in 1985 and was named President of the Company. Mr. Bogh served as Chairman of the Board and Chief Executive Officer from 1995 to June 1999. Prior to his founding of the Company in 1985, Mr. Bogh was the Southern U.S. Sales Manager for Cascade Steel in McMinnville, Oregon. In June 2002, Mr. Bogh resigned from his position as President, but continues to work with the Company in a part time management consulting position. Mr. Bogh also remains on the Board of Directors.

        Paul M. Gilson joined the Company in 1990 as Vice President of Operations and has served as Senior Vice President since 1996. Mr. Gilson served as Chief Operating Officer, Secretary and Treasurer from 1996 to June 1999. Prior to joining the Company, Mr. Gilson was a commercial account executive with Hagan Hamilton Insurance in McMinnville, Oregon.

        Dr. Gregory J. Divis was named President in June 2002 following the resignation of Ron Bogh. Prior to being named President, Dr. Divis served as Director, Vice President and Secretary of the

Company since June 1999. Dr. Divis has served as a Director of Dash Multi-Corp since 1988 and as Senior Vice President of Subsidiaries for Dash Multi-Corp, Inc. since 1995.

        Sandon L. Wool was named a Director of the Company in June 1999. Mr. Sandon L. Wool has served as a Director of Dash Multi-Corp, Inc. since 1980 and as Vice President and Secretary since 1994. Since 1997, Mr. Sandon L. Wool has also served as President of MarChem Corporation, a subsidiary Dash Multi-Corp., Inc.

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

Executive Officers

        The names, ages and positions of the Company's executive officers as of August 20, 2002 are as follows:

Name	Age	Current Position(s) with Company	Since
Gregory J. Divis	61	Director and President	June 2002
Paul M. Gilson	54	Director and Senior Vice President	1996

        For information on the business backgrounds of Messrs. Gilson and Divis, see "Directors" above.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers and Directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons, the Company believes that, for the year ended April 30, 2002, all executive officers, Directors and greater than 10 percent shareholders complied with all applicable filing requirements.

Item 10. Executive Compensation

Summary of Cash and Certain Other Compensation

        The following table provides certain summary information concerning compensation awarded to, earned by or paid to Ronald L. Bogh, the Company's former President and Paul M. Gilson, Senior Vice President (the "named executive officers"), on an annualized basis for the fiscal years ended April 30, 2002, 2001 and 2000.

SUMMARY COMPENSATION TABLE

Annual Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)		Other Annual Compensation ($)(3)	All Other Compensation ($)(2)
Ronald L. Bogh Former President(1)	2002 2001 2000	$179,200 170,267 166,415	$	— 8,611 28,611	$2,124 1,953 1,953	$13,163 2,200 2,200
Paul M. Gilson Sr. Vice President	2002 2001 2000	125,500 119,900 113,400		— 2,583 8,583	— — —	4,832 418 418

(1)
Mr. Bogh resigned from his position as President of the Company in June 2002. Mr. Bogh remains a Director of the Company and also serves in a consulting capacity to management of the Company.

(2)
Amounts include Company paid premiums on a life insurance policy benefiting Mr. Bogh and Mr. Gilson.

(3)
Country Club dues paid on behalf of Mr. Bogh as per Mr. Bogh's employment agreement.

Options Granted in Last Fiscal Year

        The following table contains information concerning the grant of stock options under the Company's Directors Stock Option Plan (the "Plan") to the named executive officers during the year ended April 30, 2002.

OPTION GRANTS IN LAST FISCAL YEAR

Individual Grants(1)					Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Sh.)	Expiration Date	5% ($)	10% ($)
Ronald L. Bogh	8,400	50.0%	$2.27	09/12/06	$5,268	$11,641
Paul M. Gilson	8,400	50.0%	$2.27	09/12/06	$5,268	$11,641

(1)
Options granted to the named executive officers in fiscal 2002 were 100% vested on the date of grant.

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

Option Exercises and Holdings

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options At FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options At FY-End ($)(1) Exercisable/ Unexercisable
Ronald L. Bogh	—	—	16,800 / —	— / —
Paul M. Gilson	—	—	96,000 / —	$47,664 / —

(1)
Market value of the underlying securities at April 30, 2002, $2.05 per share, minus exercise price of the unexercised options.

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

        The Company's current policy as to option grants to directors is that, as of the date of each annual shareholders meeting, each director who has been a member of the Board for at least three months receives an option to purchase 8,400 shares of the Company's common stock. Each option continues for a term of five years, with a per-share exercise price of 115 percent of the average closing price of the Company's stock for the two week period preceding the annual shareholders meeting. All options are fully vested and exercisable upon grant. Directors who are also employees of the Company (or a related corporation) will receive incentive stock options, designed to qualify under Section 422 of the Internal Revenue Code. Directors who are not also employees of the Company (or a related corporation) will receive nonqualified stock options.

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

Employment Contracts

        Ronald L. Bogh.    Mr. Bogh resigned as the Company's President in June 2002. From June 1999 until his resignation, Mr. Bogh was a party to a three-year employment agreement with the Company and Dash Multi-Corp with compensation at the rate of: (a) $160,800 per annum in year one, (b) $170,400 per annum in year two, and (c) $180,000 per annum in year three. Mr. Bogh's compensation under the Employment Agreement also included the use of a Company owned vehicle, medical and health care coverage, life insurance coverage, country club dues and a bonus plan. Following his resignation, Mr. Bogh is serving as a consultant to the Company for one year at a rate of pay of $100,000 per annum. Mr. Bogh remains a party to a Continuance of Employment Agreement, under which Mr. Bogh is to receive $60,000 per annum through December 2008 for services as a technical advisor to operational and management functions of the Company. The Continuance of Employment Agreement becomes effective upon expiration of the one-year consulting agreement.

        Paul M. Gilson.    In June 1999, the Company, Dash Multi-Corp and Paul M. Gilson agreed to a four-year Employment Agreement with compensation at the rate of: (a) $114,000 per annum in year one, (b) $120,000 per annum in year two, (c) $126,000 per annum in year three, and (d) $132,000 per annum in year four. In June 2002, this contract was extended for one additional year at the current rate of pay of $132,000 per annum. The compensation rate may change at the sole discretion of Dash Multi-Corp, as directed by the Company. Mr. Gilson's compensation under the Employment Agreement also includes the use of a Company owned vehicle, medical and health care coverage, life insurance coverage and a bonus plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of August 16, 2002 as to (i) each person who is known by the Company to own beneficially 5 percent or more of the outstanding shares of Common Stock, (ii) each Director or Nominee for Director of the Company, (iii) each of the executive officers named in the Summary Compensation Table above and (iv) all Directors and executive officers as a group. Except as otherwise noted, the Company believes the persons listed below have sole investment and voting power with respect to the Common Stock owned by them.

	Common Stock
Five Percent Shareholders, Directors and Named Executive Officers	Shares Beneficially Owned(1)	Approximate Percentage Owned
Dash Multi-Corp, Inc.(2)	2,267,146	70.0%
Marvin S. Wool(2)(3)(7)	2,283,946	70.4%
Ronald L. Bogh(4)(5)	282,937	8.7%
Paul M. Gilson(6)	97,632	2.9%
Gregory J. Divis(7)	16,800	*
Sandon L. Wool(7)	16,800	*
Lawrence J. Young(7)	21,600	*
Leland B. Curtis(7)	18,528	*
All Directors and executive officers as a group (7 persons)(8)	2,738,243	80.2%

*
Less than one percent.

(1)
Applicable percentage of ownership is based on 3,234,271 shares of Common Stock outstanding as of August 16, 2002, together with applicable options for such beneficial owners. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting and investment power with respect to such shares. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days after August 16, 2002 are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

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

(4)
The address for such person is 904 E. 10th Avenue, McMinnville, Oregon 97128.

(5)
Includes 21,035 shares of the Company's Common Stock held by Mr. Bogh's children for which Mr. Bogh has sole voting power pursuant to a voting agreement dated April 15, 1995 and 16,800 shares subject to options exercisable within 60 days of August 16, 2002.

(6)
Includes 80,640 shares subject to options exercisable within 60 days of August 16, 2002.

(7)
Includes 16,800 shares subject to options exercisable within 60 days of August 16, 2002.

(8)
Includes 181,440 shares subject to options exercisable within 60 days of August 16, 2002 and 21,035 shares of the Company's Common Stock held by Mr. Bogh's children for which Mr. Bogh has sole voting power pursuant to a voting agreement dated April 15, 1995.

EQUITY COMPENSATION PLAN INFORMATION

        The following table summarizes equity securities authorized for issuance as of April 30, 2002.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	360,240	$2.01	539,767
Equity compensation plans not approved by shareholders	—	—	—

Total	360,240	$2.01	539,767

Item 12. Certain Relationships and Related Transactions

        MarChem Pacific, Inc. ("MarChem"), a wholly owned subsidiary of Dash, is the Company's primary supplier of bonding materials used in its mat-making process. During the year ended April 30, 2002, the Company paid a total of $867,547 to MarChem. At April 30, 2002, the Company owed MarChem $77,957 for such materials.

        During the year ended April 30, 2002, the Company paid $300,000 to Dash for management services and $108,369 for travel services. During the year ended April 30, 2002, the Company contracted for its group health insurance and general liability insurance as a related group with Dash, which procures the policies for the entire related group. Premiums paid to Dash under these plans in fiscal 2002 totaled $233,109. The premiums are allocated to the Company based upon formulas provided by the insurance carrier, which may not be indicative of the Company premiums if the Company was independent in the procurement of its insurance. In June 2001, the Company withdrew from the Dash sponsored group health insurance plan. In addition to the related party transactions discussed above, the Company also reimbursed Dash for other expenditures made on its behalf. During the year ended April 30, 2002, the Company also reimbursed Dash for premiums paid on its behalf for automobile and worker's compensation insurance, totaling $188,865. During the year ended April 30, 2002, the Company paid $66,124 to Dash for computer hardware and software related to a computer system implementation scheduled for fiscal 2003. The Company also reimburses Dash for certain out-of-pocket travel and entertainment expenses charged by Company employees on credit cards supplied by Dash. These expenses totaled $33,442 for the year ended April 30, 2002. Also during the year ended April 30, 2002, the Company reimbursed Dash for out-of-pocket expenses related to joint participation in a trade show and other items totaling $27,496.

        At April 30, 2002, Dash owed the Company $103,510 related to an accrued refund of management fees and an estimated adjustment to workers' compensation premiums for the period.

Item 13. Exhibits and Reports on Form 8-K

Exhibits

        The following exhibits are filed herewith and this list is intended to constitute the exhibit index. An asterisk (*) beside the exhibit number indicates the subset of the exhibits containing each management contract, compensatory plan, or arrangement required to be identified separately in this report.

Exhibit Number	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
4.1	Reference is made to Exhibits 3.1 and 3.2(1)
4.2	Form of Common Stock Certificate(1)
10.1*	R-B Rubber Products, Inc. 1995 Stock Option Plan(1)
10.2*	Form of Stock Option Agreement(1)
10.3*	Amendment No. 1 to R-B Rubber Products, Inc. 1995 Stock Option Plan(3)
10.4*	Employment Agreement dated effective June 3, 1999 between R-B Rubber Products, Inc. and Ronald L. Bogh(9)
10.5*	Employment Agreement dated effective June 3, 1999 between R-B Rubber Products, Inc. and Paul M. Gilson(9)
10.6*	R-B Rubber Products, Inc. Directors Stock Option Plan(11)
10.7	$992,000 Business Loan Agreement by and between KeyBank National Association and R-B Rubber Products, Inc., dated August 3, 1998.(5)
10.8	$450,000 Business Loan Agreement, dated January 19, 1999, by and between KeyBank National Association and R-B Rubber Products, Inc.(6)
10.9	$1,000,000 Line of Credit Agreement by and between KeyBank National Association and R-B Rubber Products, Inc. dated July 31, 1998.(5)
10.10	Amendment No. 1 (Extension Agreement) dated September 1, 1999 to Line of Credit Agreement dated July 31, 1998.(8)
10.11	Funding Agreement, dated May 12, 1997, by and between Keycorp Leasing Ltd. And R-B Rubber Products, Inc.(2)

10.12	Consent to Assignment and Agreement and Assignment of Purchase Agreement, dated May 12, 1997, by R-B Rubber Products, Inc. to Keycorp Leasing Ltd.(2)
10.13	Master Lease Agreement, dated as of May 12, 1997 by and between KeyCorp Leasing Ltd. and R-B Rubber Products, Inc.(3)
10.14	Schedule, dated December 22, 1997, to Master Lease Agreement dated as of May 12, 1997 by and between KeyCorp Leasing Ltd. and R-B Rubber Products, Inc.(7)
10.15	Schedule, dated February 2, 1999, to Master Lease Agreement dated as of May 12, 1997, by and between KeyCorp Leasing Ltd. and R-B Rubber Products, Inc.(7)
10.16	Master Lease Agreement, dated as of October 19, 1995, by and between U.S. Bancorp Leasing & Financial and R-B Rubber Products, Inc.(12)
10.17	Schedule, dated October 19, 1995, to Master Lease Agreement dated as of October 19, 1995 by and between U.S. Bancorp Leasing & Financial and R-B Rubber Products, Inc.(12)
10.18	Schedule, dated June 4, 1998, to Master Lease Agreement dated as of October 19, 1995, by and between U.S. Bancorp Leasing & Financial and R-B Rubber Products, Inc.(4)
10.19	Schedule, dated December 8, 1998, to Master Lease Agreement dated as of October 19, 1995, by and between U.S. Bancorp Leasing & Financial and R-B Rubber Products, Inc.(7)
10.20	Lease Agreements dated December 21, 1999 between Banc of America Leasing & Capital, LLC and RB Rubber Products, Inc. together with Schedules thereto.(10)
21	Subsidiaries of the Registrant(7)
23.1	Consent of KPMG LLP
99.1	Certification of President
99.2	Certification of Chief Financial Officer

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

Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended April 30, 2002.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 22, 2002

R-B RUBBER PRODUCTS, INC.
By:	/s/ GREGORY J. DIVIS Gregory J. Divis Director and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities indicated on August 22, 2002:

Signature	Title

/s/ MARVIN S. WOOL Marvin S. Wool	Chairman of the Board
/s/ RONALD L. BOGH Ronald L. Bogh	Director
/s/ DONALD OVERTURF Donald Overturf	Chief Financial Officer (Principal Accounting and Financial Officer)
/s/ PAUL M. GILSON Paul M. Gilson	Director and Senior Vice President
/s/ GREGORY J. DIVIS Gregory J. Divis	Director and President (Principal Executive Officer)
/s/ SANDON L. WOOL Sandon L. Wool	Director
/s/ LAWRENCE J. YOUNG Lawrence J. Young	Director
/s/ LELAND B. CURTIS Leland B. Curtis	Director

Independent Auditors' Report

To the Shareholders and Board of Directors of
R-B Rubber Products, Inc.

        We have audited the accompanying consolidated balance sheet of R-B Rubber Products, Inc., and subsidiary as of April 30, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R-B Rubber Products, Inc. and subsidiary as of April 30, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
Portland, Oregon
August 15, 2002

THIS REPORT IS A CONFORMED COPY
OF THE REPORT PREVIOUSLY ISSUED BY
ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of
R-B Rubber Products, Inc.

        We have audited the accompanying consolidated balance sheet of R-B Rubber Products, Inc., and subsidiary as of April 30, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R-B Rubber Products, Inc. and subsidiary as of April 30, 2001, and the results of their operations and their cash flows for year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP
Portland, Oregon
June 15, 2001

R-B RUBBER PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS

	April 30 2002	April 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$546,891	$599,183
Accounts receivable, net of allowance of $55,700 and $38,105	1,426,149	1,221,459
Accounts receivable—related party	103,510	—
Inventories	2,027,841	1,520,145
Prepaid expenses and other	135,306	171,693
Deferred tax asset	68,000	62,000

Total current assets	4,307,697	3,574,480
Property, plant and equipment, net of accumulated depreciation of $5,005,431 and $4,051,446	5,660,182	5,532,469
Deferred tax asset	4,898	—
Other assets	430,505	446,156

Total assets	$10,403,282	$9,553,105

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$132,406	$119,036
Current portion of capital lease obligations	253,979	257,899
Short-term borrowings	835,000	435,000
Accounts payable	570,174	339,473
Accounts payable—related party	77,957	112,312
Accrued expenses	228,281	325,819
Income taxes payable	179,951	57,868

Total current liabilities	2,277,748	1,647,407
Long-term debt, net of current portion	950,740	1,085,670
Capital lease obligations, net of current portion	565,434	819,092
Deferred income taxes	—	37,000

Total liabilities	3,793,922	3,589,169

Commitments and contingencies
Shareholders' equity:
Common stock, no par value, 24,000,000 shares authorized; 3,234,271 shares issued and outstanding	4,311,999	4,311,999
Retained earnings	2,297,361	1,651,937

Total shareholders' equity	6,609,360	5,963,936

Total liabilities and shareholders' equity	$10,403,282	$9,553,105

The accompanying notes are an integral part of these statements.

R-B RUBBER PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended April 30,
	2002	2001
Sales, net	$11,855,316	$10,574,561
Cost of sales	8,078,013	7,330,164

Gross profit	3,777,303	3,244,397

Operating expenses:
Selling	1,162,092	1,021,631
General and administrative	1,543,421	1,390,494

	2,705,513	2,412,125

Operating income	1,071,790	832,272

Other income (expense):
Interest income	16,319	57,014
Other income (expense)	9,275	31,715
Interest expense	(203,378)	(229,255)

Other expense, net	(177,784)	(140,526)

Income before income taxes	894,006	691,746
Income tax expense	(248,582)	(256,627)

Net income	$645,424	$435,119

Basic net income per share	$0.20	$0.13

Shares used in basic net income per share	3,234,271	3,234,271

Diluted net income per share	$0.20	$0.13

Shares used in diluted net income per share	3,295,600	3,332,232

The accompanying notes are an integral part of these statements.

R-B RUBBER PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30,
	2002	2001
Cash flows from operating activities:
Net Income	$645,424	$435,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	983,835	951,084
Gain on disposal of equipment	—	(8,500)
Deferred income taxes	(47,898)	30,000
Changes in current assets and liabilities:
Accounts receivable, net	(204,690)	(422,102)
Accounts receivable—related party	(103,510)	—
Inventories, net	(507,696)	(323,503)
Prepaid expenses and other	36,387	(113,959)
Accounts payable	196,346	(159,376)
Accrued expenses	(97,538)	(42,641)
Income taxes payable	122,083	18,637

Net cash provided by operating activities	1,022,743	364,759

Cash flows from investing activities:
Additions to property, plant and equipment	(1,081,699)	(1,335,527)
Proceeds from sale of equipment	—	8,500
Other, net	(14,198)	11,421

Net cash used in investing activities	(1,095,897)	(1,315,606)

Cash flows from financing activities:
Net borrowings under short-term credit facilities	400,000	435,000
Proceeds from exercise of stock options	—	15,040
Payments on long-term debt	(121,560)	(107,920)
Payments on capital lease obligations	(257,578)	(232,706)

Net cash provided by financing activities	20,862	109,414

Decrease in cash and cash equivalents	(52,292)	(841,433)
Cash and cash equivalents:
Beginning of period	599,183	1,440,616

End of period	$546,891	$599,183

The accompanying notes are an integral part of these statements.

R-B RUBBER PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended April 30, 2001 and 2002

	Common Stock
			Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at April 30, 2000	3,224,567	$4,296,959	$1,216,818	$5,513,777
Exercise of stock options	9,704	15,040	—	15,040
Net income	—	—	435,119	435,119

Balance at April 30, 2001	3,234,271	4,311,999	1,651,937	5,963,936
Net income	—	—	645,424	645,424

Balance at April 30, 2002	3,234,271	$4,311,999	$2,297,361	$6,609,360

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

        The accompanying consolidated financial statements include the accounts of the Company and of its wholly owned subsidiary, RB Recycling, Inc. All significant inter-company transactions and account balances have been eliminated.

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

        During each of the years ended April 30, 2002 and 2001, approximately 11 percent of net sales were to one customer. This customer represented 10 percent of accounts receivable at April 30, 2002 and 11 percent of the accounts receivable balance at April 30, 2001. The balance outstanding at April 30, 2002 for this customer was collected in the first quarter of fiscal 2003.

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

        Depreciation is provided using the straight-line method over the estimated useful lives of the applicable assets as follows:

Buildings and Improvements:	30 years
Machinery and Transportation Equipment:	5 - 14 years
Trucks and Trailers:	5 - 10 years
Office Furniture and Equipment:	3 - 7 years

        Upon disposal of assets subject to depreciation, costs and accumulated depreciation are removed from the accounts and the resulting gains and losses are reflected in income.

        Goodwill.    Goodwill, related to the purchase of certain assets of Iowa Mat Company and Waste Recovery, Inc., is included in other non-current assets and totaled $200,021, and $229,873, net of accumulated amortization of $109,663, and $79,811, at April 30, 2002 and 2001, respectively. Goodwill is amortized on a straight-line basis over a 10-year period. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are less than the carrying amount of the goodwill.

        Long-Lived Assets.    The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

        Revenue Recognition.    The Company recognizes revenue as of the date title and risk of loss have passed to the customer and collectibility of any related account receivable is reasonably assured. Fees received from tire disposal services are recorded as a reduction of inventory and cost of goods sold.

        Research and Development.    Research and development is expensed as incurred. Included in general and administrative expense are expenditures for research and development of $5,690 and $7,119, respectively, for the years ended April 30, 2002 and 2001.

        Advertising Costs.    Advertising costs are expensed when incurred. Total advertising costs for the years ended April 30, 2002 and 2001 were $128,702 and $108,173, respectively, and are included as a selling expense.

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

        Following is a reconciliation of basic EPS and diluted EPS:

	Year Ended April 30,
	2002			2001
Basic EPS	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Income available to Common Shareholders	$645,424	3,234,271	$0.20	$435,119	3,234,271	$0.13

Effect of Dilutive Securities:
Stock Options	—	61,329		—	97,961

Diluted EPS
Income available to Common Shareholders	$645,424	3,295,600	$0.20	$435,119	3,332,232	$0.13

191,041 and 133,680 shares issuable pursuant to stock options have not been included in the above calculations for years ended April 30, 2002 and 2001, respectively, since they would have been antidilutive.

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

        Segment Reporting.    The Company complies with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity wide disclosures about products and services, major customers and the countries in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. Based on the provisions of SFAS No. 131, the Company has determined that it operates in one segment. The Company manages its resources and assesses its performance on a company-wide basis.

        Reclassifications.    Certain amounts in the 2001 financial statements and notes have been reclassified to conform to the 2002 presentation. Such reclassifications had no effect on net income, cash flows, or retained earnings.

2.    INVENTORIES

        Inventories consisted of the following:

	April 30,
	2002	2001
Raw Materials	$120,479	$130,969
Finished Goods	1,879,762	1,361,576
Other	27,600	27,600

	$2,027,841	$1,520,145

3.    PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consisted of the following:

	April 30,
	2002	2001
Land	$167,750	$167,750
Buildings and improvements	1,355,667	1,355,667
Machinery and equipment	7,054,054	6,485,032
Trucks and trailers	459,284	357,760
Office furniture and equipment	299,153	281,045

	9,335,908	8,647,254
Less—accumulated depreciation	(5,005,431)	(4,051,446)

	4,330,477	4,595,808
Construction in progress	1,329,705	936,661

	$5,660,182	$5,532,469

        Depreciation expense was $953,985 and $891,045 for the years ended April 30, 2002 and 2001, respectively. Machinery and equipment includes assets under capital leases, which totaled $676,259 and $923,063 (net of accumulated amortization of $1,077,910 and $831,106) at April 30, 2002 and 2001, respectively.

4.    SHORT-TERM LINE OF CREDIT AND TERM LOAN

        The Company has a $1,000,000 operating line of credit with a commercial bank, which expires October 1, 2002 with interest at prime (4.75 percent at April 30, 2002). The line of credit is collateralized by accounts receivable and inventory. The Company had $335,000 outstanding under the line of credit at April 30, 2002. The Company has a $500,000 term loan due September 20, 2002 with interest at prime (4.75 percent at April 30, 2002). The term loan is collateralized by accounts receivable and inventory.

5.    LONG-TERM DEBT

	April 30,
	2002	2001
Real estate mortgage at U.S. Treasury rate plus 2.5 percent (7.97 percent at April 30, 2002) adjusted every 5 years, payable in monthly payments of $8,373, including interest, with a balloon payment of $695,954 due on August 15, 2008, collateralized by real estate	$902,336	$928,716
Bank term note at prime rate (4.75 percent at April 30, 2002), payable in monthly amount of $9,096, including interest through January 20, 2004, collateralized by equipment	180,810	275,990

	1,083,146	1,204,706
Less—current portion	132,406	119,036

	$950,740	$1,085,670

        As of April 30, 2002, principal maturities on long-term debt for fiscal years ending April 30 are due as follows:

2003	$132,406
2004	110,112
2005	34,731
2006	37,602
2007	40,711
Thereafter	727,584

$1,083,146

        Under the terms of the bank term note agreement at April 30, 2002, the Company is required to maintain the following covenants:

  •
  Minimum current ratio of 1.5:1.0, calculated at the end of each quarter

  •
  Minimum tangible net worth $4,500,000, calculated at the end of each quarter

  •
  Funded debt to EBITDA ratio of no more than 1.3 to 1.0, calculated at the end of each year for the preceding twelve month period

        At April 30, 2002, the Company was in compliance with these covenants.

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

        Depreciation related to the capital leases was $246,804 for each of the years ended April 30, 2002 and 2001. Total rental expense related to operating leases was $237,042 and $208,701 for the years ended April 30, 2002 and 2001, respectively.

        The leases provide for an early buy-out option, generally after 5 to 6 years, at a predetermined amount specified in the lease agreement. At maturity, the Company has the option to extend the lease term, renew the lease agreement at current market rates, purchase the equipment at fair market value or return the equipment to the lessor. The effective interest rates implicit in the leases range from 7 percent to 13 percent.

        The Company leases certain land, vehicles, equipment and storage areas under operating leases expiring in various years through 2007.

        Future minimum lease payments under lease obligations are as follows at April 30, 2002:

	Capital Leases	Operating Leases
2003	$323,075	$160,547
2004	278,755	137,382
2005	245,098	75,452
2006	118,345	55,324
2007	8,080	11,912
Thereafter	—	—

Total minimum lease payments	973,353	$440,617

Less amount representing interest	(153,940)

Net obligation under capital leases	819,413
Less current portion	(253,979)

Non-current portion	$565,434

        Under the terms of certain capital lease agreements, the Company is required to maintain the following covenants:

  •
  Minimum current ratio of 1.5:1.0, calculated at the end of each quarter

  •
  Minimum tangible net worth of $4,500,000, calculated at the end of each quarter

  •
  Operating cash flow to total fixed charges ratio of not less than 1.3 to 1.0, calculated at the end of each year for the preceding twelve month period

        At April 30, 2002, the Company was in compliance with these covenants.

7.    INCOME TAXES

        The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This statement requires that deferred taxes be established for all temporary differences between the book and tax basis of assets and liabilities. The components of income tax expense (benefit) are as follows:

	Year Ended April 30,
	2002	2001
Current:
Federal	$272,287	$201,698
State	24,193	24,929

	296,480	226,627
Deferred:
Federal	(41,441)	26,700
State	(6,457)	3,300

	(47,898)	30,000

Income tax expense	$248,582	$256,627

        The components of the net deferred tax assets and liabilities are as follows:

	April 30,
	2002	2001
Assets:
Allowance for doubtful accounts	$21,000	$14,000
Accrued vacation	5,000	16,000
Capital leases	48,000	52,000
Goodwill	93,000	99,000
State Tax Credits	93,000	—
Unicap	41,000	32,000

	301,000	213,000
Liabilities:
Depreciation	(228,102)	(188,000)

Net deferred tax asset	$72,898	$25,000

        A reconciliation between the federal statutory tax rate and the effective income tax rate is as follows:

	Year Ended April 30,
	2002	2001
Federal statutory income tax rate	34.0%	34.0%
State taxes	4.4	4.4
State tax credits	(10.6)	—
Other	—	(1.3)

Effective income tax rate	27.8%	37.1%

        No valuation allowance has been established for deferred tax assets as management believes it is more likely than not that future taxable income will be sufficient to realize the benefit of deferred tax assets.

8.    SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended April 30,
	2002	2001
Cash paid for interest	$220,388	$221,829
Cash paid for income taxes	187,133	201,950

9.    SHAREHOLDERS' EQUITY

Stock Option Plans

1995 Stock Option Plan

        In March 1995, the Company adopted its 1995 stock option plan (as amended, the "1995 Plan") and has reserved 432,000 shares of Common Stock for issuance thereunder. The 1995 Plan provides for the issuance of incentive stock options to employees of the Company and non-statutory stock options to employees, directors and consultants of the Company. Options granted generally vest over a three-year period, but may vest over a different period at the discretion of the Board of Directors. Options granted under the 1995 Plan are typically exercisable for a period of 10 years from the date of grant. The exercise price of options granted under the 1995 Plan must be equal to or greater than the fair market value of the Company's Common Stock on the date of grant for incentive stock options under Section 422 of the Code and not less than 85 percent of the fair market value on the date of grant for non-statutory stock options. At April 30, 2002, the Company had 420,007 shares of Common Stock reserved for future issuance under the 1995 Plan. The exercise price of all options granted was equal to or greater than the market value of the Company's Common Stock on the grant date.

Director's Stock Option Plan

        On February 21, 2000, the Board of Directors of the Company voted to adopt a Directors Stock Option Plan (the "Directors Plan"). The Directors Plan was approved by the shareholders on April 25, 2000 and provides for the issuance of up to 480,000 shares of the Company's common stock.

        The Directors Plan allows for the granting of options on an annual, systematic basis. As of the date of each annual shareholders meeting, each Director who has been a member of the Board for at least three months will receive an option to purchase 8,400 shares of the Company's common stock. Each option will continue for a term of five years, with a per-share exercise price of 115 percent of the average closing price of the Company's common stock for the two week period preceding the annual shareholders meeting. All options will be fully vested upon grant and immediately exercisable. Directors who are also employees of the Company (or a related corporation) will receive incentive stock options and Directors who are not also employees of the Company (or a related corporation) will receive nonqualified stock options. The Board of Directors is the administrator of the Directors Plan. At April 30, 2002, the Company had 480,000 shares of Common Stock reserved for future issuance under the Directors Plan. The exercise price of all options granted was equal to or greater than the market value of the Company's Common Stock on the grant date.

        Activity under the 1995 Plan and the Directors Plan is summarized as follows:

	Shares Available for Grant	Shares Subject to Options	Weighted Average Exercise Price Per Share
Balances, April 30, 2000	596,160	315,840	$1.93
Options granted	—	—	—
Options canceled	2,407	(2,407)	1.57
Options exercised	—	(11,993)	1.25

Balances, April 30, 2001	598,567	301,440	1.96
Options granted	(58,800)	58,800	2.27
Options canceled	—	—	—
Options exercised	—	—	—

Balances, April 30, 2002	539,767	360,240	$2.00

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

        The Company has elected to account for its stock-based compensation plans under APB No. 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during the year ended April 30, 2002 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for grants. There were no options granted during the year ended April 30, 2001.

Year Ended April 30, 2002
Risk-free interest rate	4.75%
Expected dividend yield	0%
Expected lives	5.0 years
Expected volatility	106.1%

        Using the Black-Scholes methodology, the total fair value of options granted during the year ended April 30, 2002 was $83,496, which would be amortized on a pro forma basis over the vesting period of the options, which would have been immediately in 2002 since all options granted in 2002 were immediately vested. The weighted average fair value of options granted during the year ended April 30, 2002 was $1.42 per share.

        If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net income and net income per share would approximate the pro forma disclosures below:

	Year Ended April 30,
	2002		2001
	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$645,424	$561,928	$435,119	$381,064
Net income per share—basic	$0.20	$0.17	$0.13	$0.12
Net income per share—diluted	$0.20	$0.17	$0.13	$0.11

        The following table summarizes information about stock options outstanding at April 30, 2002:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 4/30/02	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable at 4/30/02	Weighted Average Exercise Price
$1.042	72,720	5.0	$1.042	72,720	$1.042
1.128	47,520	0.7	1.128	47,520	1.128
1.303	2,880	1.7	1.303	2,880	1.303
2.000	2,880	5.1	2.000	2,880	2.000
2.083	43,200	7.3	2.083	43,200	2.083
2.270	58,800	4.5	2.270	58,800	2.270
2.604	73,440	5.6	2.604	73,440	2.604
2.851	50,400	3.0	2.851	50,400	2.851
2.865	8,400	3.0	2.865	8,400	2.865

$1.042-2.865	360,240	4.3	$2.002	360,240	$2.002

        At April 30, 2001 options to purchase 300,000 shares of the Company's common stock were exercisable at an average exercise price of $1.955 per share.

10.  PROFIT SHARING PLAN

        The Company has a defined contribution profit sharing plan (the "Plan"), which covers all employees who have completed 90 days of service. The Plan is qualified under section 401 of the Internal Revenue Code. Participants may voluntarily elect to reduce their compensation by up to 15 percent of their annual compensation. The Company provides a 50 percent match for contributions if a participant defers at least 2 percent of compensation, with no deferrals over 2 percent of compensation being matched. During the years ended April 30, 2002 and 2001, contributions were made to the Plan by the Company in the amount of $17,350 and $13,763, respectively.

11.  RELATED PARTY TRANSACTIONS

        MarChem Pacific, Inc. ("MarChem"), a wholly owned subsidiary of Dash, is the Company's primary supplier of bonding materials used in its mat-making process. During the years ended April 30, 2002 and 2001, the Company paid a total of $867,547 and $688,964, respectively, to MarChem. At April 30, 2002 and 2001, the Company owed MarChem $77,957 and $2,240, respectively, for such materials.

        During the years ended April 30, 2002 and 2001, the Company paid $300,000 per year to Dash for management services and $108,369 and $41,199, respectively, for travel services. Included in accounts payable at April 30, 2002 and 2001 was $0 and $110,072 owed to Dash for management fees, travel services and other company related expenses. During the years ended April 30, 2002 and 2001, the Company contracted for its group health insurance and general liability insurance as a related group with Dash, who procures the policies for the entire related group. Premiums paid to Dash under these plans in fiscal 2002 and 2001 totaled $233,109 and $401,411, respectively. The premiums are allocated to the Company based upon formulas provided by the insurance carrier, which may not be indicative of the Company premiums if the Company was independent in the procurement of its insurance. In June 2001, the Company withdrew from the Dash sponsored group health insurance plan. In addition to the related party transactions discussed above the Company also reimbursed Dash for other expenditures made on its behalf. During the years ended April 30, 2002 and 2001 the Company also reimbursed Dash for premiums paid on its behalf for automobile and worker's compensation insurance totaling $188,865 and $129,719, respectively. During the year ended April 30, 2002, the Company paid $66,124 to Dash for computer hardware and software related to a computer system implementation scheduled for fiscal 2003. The Company also reimburses Dash for certain out-of-pocket travel and entertainment expenses charged by Company employees on credit cards supplied by Dash. These expenses totaled $33,442 and $44,623 for the years ended April 30, 2002 and 2001, respectively. Also during the years ended April 30, 2002 and 2001, the Company reimbursed Dash for out-of-pocket expenses related to joint participation in a trade show and other items totaling $27,496 and $25,170, respectively. During the year ended April 30, 2001 the Company reimbursed Dash $68,892 for Dash's out-of-pocket expenditures related to the purchase of production equipment utilized in the McMinnville facility.

        At April 30, 2002, Dash owed the Company $103,510 related to an accrued refund of management fees and an estimated adjustment to workers' compensation premiums for the period.

12.  NEW ACCOUNTING PRONOUNCEMENTS

        In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133" ("SFAS 138"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 137 and 138 establish accounting and reporting standards for all derivative instruments. SFAS 137 and 138 are effective for fiscal years beginning after June 15, 2000. The Company does not have any derivative instruments nor does it participate in hedging activities and therefore, the adoption of SFAS 137 and 138 in the first quarter of fiscal 2002 did not have a material effect on its financial position or results of operations.

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Tangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142, which for the Company will be fiscal year 2003. The adoption of SFAS No. 141 did not have a material effect on the financial condition or results of operations of the Company. Upon adoption of SFAS No. 142, the Company will not record amortization expense of approximately $30,000 on an annual basis.

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from acquisition, construction, development and/or normal use of assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on May 1, 2003. The Company does not believe the adoption of SFAS No. 143 will have a material effect on its financial position or results of operations.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, "Accounting for the Impairment Long-lived Assets and for Long-lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting Results of Operation—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business." SFAS No. 144 becomes effective for fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS No. 144 in the first quarter of fiscal 2003 and is currently analyzing the effects of adopting SFAS No. 144 on its financial position and results of operations.

        In July 2002, the FASB approved SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management's intended future actions and, therefore, does not meet the requirement for recognizing a liability and related expense. SFAS No. 146 is effective prospectively for exit plan or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company does not anticipate that adoption of SFAS No. 146 will have a material effect on its financial position or results of operations.

13.  COMMITMENTS

        The Company is party to various claims arising in the ordinary course of business. Although the ultimate outcome of these matters is presently not determinable, management, after consultation with legal counsel, does not believe that the resolution of these matters will have a material adverse effect on the Company's financial position or results of operations.

14.  SUBSEQUENT EVENT

        On August 13, 2002, the Company announced that it had entered into a definitive agreement and plan of merger (the "Agreement") with it principal shareholder, Dash-Multi Corp, Inc. ("Dash"), which provides for the acquisition of all common stock of the Company held by shareholders other than Dash for a price of $2.80 net cash per share. Dash presently owns approximately 70 percent of the outstanding common stock of the Company, or 2,267,146 shares, and other shareholders own approximately 30 percent, or 967,125 shares. The Agreement also provides for payments to holders of outstanding in-the-money options. Closing of the merger is subject to satisfaction or waiver of customary closing conditions, including shareholder approval.

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
OPTION GRANTS IN LAST FISCAL YEAR
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES
EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS
  Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
EQUITY COMPENSATION PLAN INFORMATION
  Item 12. Certain Relationships and Related Transactions
  Item 13. Exhibits and Reports on Form 8-K
SIGNATURES
Independent Auditors' Report
THIS REPORT IS A CONFORMED COPY OF THE REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED.
R-B RUBBER PRODUCTS, INC. CONSOLIDATED BALANCE SHEETS
R-B RUBBER PRODUCTS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
R-B RUBBER PRODUCTS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
R-B RUBBER PRODUCTS, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY For the years ended April 30, 2001 and 2002
R-B RUBBER PRODUCTS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS