Form 10QSB
period 2002-07-31
R B RUBBER PRODUCTS INC
filed 2002-09-13
CIK 942615

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock without par value	3,234,271
(Class)	(Outstanding at August 29, 2002)

        Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

R-B RUBBER PRODUCTS, INC.
FORM 10-QSB
INDEX

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets—July 31, 2002 and April 30, 2002	2
	Consolidated Statements of Operations—Three Months Ended July 31, 2002 and 2001	3
	Consolidated Statements of Cash Flows—Three Months Ended July 31, 2002 and 2001	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis or Plan of Operation	7
PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	10
Signatures		11
Certifications		12

R-B RUBBER PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS

	July 31, 2002	April 30 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$507,582	$546,891
Accounts receivable, net of allowance of $59,406 and $55,700	1,677,578	1,426,149
Accounts receivable—related party	73,780	103,510
Inventories	1,842,138	2,027,841
Prepaid expenses and other	302,907	135,306
Deferred tax asset	40,942	68,000

Total current assets	4,444,927	4,307,697
Property, plant and equipment, net of accumulated depreciation of $5,256,860 and $5,005,431	5,541,192	5,660,182
Deferred tax asset	4,898	4,898
Other assets	428,792	430,505

Total assets	$10,419,809	$10,403,282

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$131,187	$132,406
Current portion of capital lease obligations	241,380	253,979
Short-term borrowings	835,000	835,000
Accounts payable	403,004	570,174
Accounts payable—related party	116,571	77,957
Accrued expenses	216,131	228,281
Income taxes payable	191,860	179,951

Total current liabilities	2,135,133	2,277,748
Long-term debt, net of current portion	919,805	950,740
Capital lease obligations, net of current portion	509,343	565,434

Total liabilities	3,564,281	3,793,922

Commitments and contingencies
Shareholders' equity:
Common stock, no par value, 24,000,000 shares authorized; 3,234,271 shares issued and outstanding	4,311,999	4,311,999
Retained earnings	2,543,529	2,297,361

Total shareholders' equity	6,855,528	6,609,360

Total liabilities and shareholders' equity	$10,419,809	$10,403,282

The accompanying notes are an integral part of these statements.

R-B RUBBER PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended July 31,
	2002	2001
	(unaudited)	(unaudited)
Sales, net	$3,443,429	$2,612,906
Cost of sales	2,367,400	1,806,194

Gross profit	1,076,029	806,712

Operating expenses:
Selling	288,447	283,833
General and administrative	339,182	366,133

	627,629	649,966

Operating income	448,400	156,746

Other income (expense):
Interest income	1,939	4,461
Gain on sale of assets	8,000	—
Other income (expense)	1,259	1,543
Interest expense	(49,626)	(58,410)

Other expense, net	(38,428)	(52,406)

Income before income taxes	409,972	104,340
Income tax expense	(163,804)	(39,974)

Net income	$246,168	$64,366

Basic net income per share	$0.08	$0.02

Shares used in basic net income per share	3,234,271	3,234,271

Diluted net income per share	$0.08	$0.02

Shares used in diluted net income per share	3,276,251	3,304,042

The accompanying notes are an integral part of these statements.

R-B RUBBER PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended July 31,
	2002	2001
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net Income	$246,168	$64,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	229,423	238,999
Gain on sale of equipment	(8,000)	—
Changes in current assets and liabilities:
Accounts receivable, net	(251,429)	(26,280)
Accounts receivable—related party	29,730	—
Inventories, net	185,703	(58,331)
Prepaid expenses and other	(167,601)	(80,656)
Deferred taxes	27,058	—
Accounts payable	(128,556)	(89,213)
Accrued expenses	(12,150)	(138,514)
Income taxes payable	11,909	(21,026)

Net cash provided by (used in) operating activities	162,255	(110,655)

Cash flows from investing activities:
Additions to property, plant and equipment	(110,433)	(404,207)
Proceeds from sale of equipment	8,000	—
Other, net	1,713	813

Net cash used in investing activities	(100,720)	(403,394)

Cash flows from financing activities:
Net borrowings under short-term credit facilities	—	150,000
Payments on long-term debt	(32,154)	(28,930)
Payments on capital lease obligations	(68,690)	(61,977)

Net cash (used in) provided by financing activities	(100,844)	59,093

Decrease in cash and cash equivalents	(39,309)	(454,956)
Cash and cash equivalents:
Beginning of period	546,891	599,183

End of period	$507,582	$144,227

The accompanying notes are an integral part of these statements.

R-B RUBBER PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Basis of Presentation

        The financial information included herein for the three months ended July 31, 2002 and 2001 and the financial information as of July 31, 2002 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's April 30, 2002 Form 10-KSB. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2.    Inventories

        Inventories are stated at the lower of average cost, which approximates the first-in, first-out method, or market (net realizable value), and include materials, labor and manufacturing overhead. Unsalable or unusable items are carried at scrap value and reprocessed.

	July 31, 2002	April 30, 2002
Raw materials	$118,553	$120,479
Finished goods	1,695,985	1,879,762
Other	27,600	27,600

	$1,842,138	$2,027,841

Note 3.    Earnings Per Share

        Following is a reconciliation of basic earnings per share ("EPS") and diluted EPS:

Three Months Ended July 31,	2002			2001
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to Common Shareholders	$246,168	3,234,271	$0.08	$64,366	3,234,271	$0.02

Diluted EPS
Effect of dilutive stock options	—	41,980		—	69,771

Income available to Common Shareholders	$246,168	3,276,251	$0.08	$64,366	3,304,042	$0.02

237,121 and 132,240 shares issuable pursuant to stock options have not been included in the above calculations for the three month periods ended July 31, 2002 and 2001, respectively, since they would have been antidilutive.

Note 4.    Adoption of SFAS No. 142

        On May 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, no longer be amortized, but instead be tested for impairment by measuring the reporting unit at fair value with the initial impairment test performed within six months from the beginning of the year in which the standard is adopted. SFAS No. 142 also requires that the impairment test be performed at least annually thereafter, with interim testing required if circumstances warrant. Intangible assets with finite lives will continue to be amortized over their useful lives and reviewed for impairment.

        The following table discloses what reported net income would have been in the three month period ended July 31, 2001 exclusive of amortization expense (including any related tax effects) recognized in that period related to goodwill and other intangible assets that are no longer being amortized.

Three Months Ended July 31, 2001
Net income as reported	$64,366
Add back amortization of goodwill and other intangible assets, net of tax effect of $(2,836)	4,627

Adjusted net income	$68,993

Basic net income per share as reported	$0.02
Adjustment for add back of amortization expense, net of tax effect	—

Adjusted basic net income per share	$0.02

Diluted net income as reported	$0.02
Adjustment for add back of amortization expense, net of tax effect	—

Adjusted diluted net income per share	$0.02

Note 5.    Adoption of SFAS No. 144

        SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires the Company to evaluate whether events or circumstances have occurred that indicate all or a portion of the carrying amount of the Company's long-lived assets may not be recoverable. The recoverability takes into account whether these assets should be completely or partially written off or the amortization or depreciation period accelerated based on management's estimate of future operating income over the remaining life of the related asset. If the asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value using estimated discounted cash flows. The adoption of SFAS No. 144 on May 1, 2002 did not impact the Company's financial position or results of operations.

Note 6.    Subsequent Event—Agreement With Dash-Multi Corp, Inc.

        On August 13, 2002, the Company announced that it had entered into a definitive agreement and plan of merger (the "Agreement") with its principal shareholder, Dash-Multi Corp, Inc. ("Dash"), which provides for the acquisition of all common stock of the Company held by shareholders other than Dash for a price of $2.80 net cash per share. Dash presently owns approximately 70 percent of the outstanding common stock of the Company, or 2,267,146 shares, and other shareholders own approximately 30 percent, or 967,125 shares. The Agreement also provides for payments to holders of outstanding in-the-money options. Closing of the merger is subject to satisfaction or waiver of customary closing conditions, including shareholder approval.

Item 2.    Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

        This report on Form 10-QSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Many of these statements can be identified by reference to words or phrases of a predictive nature such as "we expect," "should," "plan," "believe," "will," "may" and other words or phrases of a similar construction. The Company has provided these statements in order to convey to the reader management's expectations about future events and prospects based on information currently available. However, future events and conditions are inherently difficult to predict, and the actual results we experience will vary from management's expectations to some degree. These variations may be both material and adverse, and readers are cautioned not to read forward looking-statements as assurances of future performance. A variety of factors may cause material adverse variations from managements expectations, including, but not limited to, increases in the cost of raw materials; increasing competition; declining markets for our products; the development of new technologies that render our products or processes obsolete; changes in government regulation; changes in domestic or foreign government policies relating to subsidies and tariffs; product liability issues; changes in the general economy or in the market sectors into which we sell our products; and various other risks and uncertainties. Some, but not all, of those other risks and uncertainties are described herein; others are described in our other reports and statements on file with the Securities and Exchange Commission.

Results of Operations

        Sales for the three months ended July 31, 2002 (fiscal 2003) were up $831,000, or 31.8 percent, to $3.4 million from $2.6 million for the three months ended July 31, 2001 (fiscal 2002). The increase related primarily to increased sales of the Company's matting products. Sales of matting products for the first quarter of fiscal 2003 increased $876,000, or 45.4 percent, to $2.8 million from $1.9 million for the first quarter of fiscal 2002. The increase relates to the addition of new customers resulting in an increase in square footage sold. Offsetting the increase in sales of mats, were decreases in sales of molded products and ancillary products, which were down $42,000 and $46,000, respectively. Molded products consist of the Company's line of playground tiles, ballistic tiles, and weight lifting plates. Ancillary products consist of a line of rolled rubber and natural rubber products that the Company imports for resale to customers. The Company had only incidental sales of rolled rubber products produced on its newly acquired equipment.

        Cost of sales increased $561,000, or 31.1 percent, to $2.4 million (68.8 percent of net sales) for the first quarter of fiscal 2003 from $1.8 million (69.1 percent of net sales) for the first quarter of fiscal 2002, due primarily to the increase in sales volume. Reduced per unit manufacturing costs related to operating the matting and processing equipment at near maximum volumes in the first quarter of fiscal 2003 were offset by increased costs related to waste disposal, utilities, rent, and insurance.

        The Company's raw materials include tire chips, buffings and granulated rubber. Tire chips are processed from scrap tires, which are collected and processed at the Company's RB Recycling facility in Portland, Oregon. The tire chips are then shipped to the McMinnville, Oregon plant for further processing to crumb rubber, which is the main feedstock for the Company's mat manufacturing process. The Company has increased its consumption of tire chips from 70.6 percent of total raw materials during the quarter ended July 31, 2001 to 73.7 percent during the quarter ended July 31, 2002.

        Selling expense increased $5,000, or 1.6 percent, to $288,000 (8.4 percent of net sales) for the first quarter of fiscal 2003 from $284,000 (10.9 percent of net sales) for the first quarter of fiscal 2002. Higher salaries and commissions were partially offset by reduced travel expenses.

        General and administrative expenses decreased $27,000, or 7.4%, to $339,000 (9.9 percent of net sales) for the first quarter of fiscal 2003 from $366,000 (14.0 percent of net sales). The reduction related primarily to reduced salaries and travel expenses. Reductions in these expenses were partially offset by increased insurance expense and increases in professional fees.

        Income tax expense of $164,000 has been accrued at a rate of 40.0 percent in the first quarter of fiscal 2003 compared to $40,000, or a rate of 38.3 percent, for the first quarter of fiscal 2002 based on the estimated effective tax rates.

        Net income of $246,000 (7.1 percent of net sales) in the first quarter of fiscal 2003 was up $182,000, or 282.5 percent, over net income of $64,000 (2.5 percent of net sales) in the first quarter of fiscal 2002. This increase is primarily due to the higher sales volume and lower cost of sales as a percentage of net sales as discussed above.

Liquidity and Capital Resources

        At July 31, 2002, working capital was $2.3 million or $280,000 more than working capital of $2.0 million at April 30, 2002.

        Cash and cash equivalents decreased $39,000 to $508,000 at July 31, 2002 compared to $547,000 at April 30, 2002. This decrease is the result of $110,000 used for additions to property and equipment and $101,000 used for payments on long-term debt and capital leases, offset by $162,000 provided by operations.

        Accounts receivable increased $251,000, or 17.6 percent, to $1.7 million at July 31, 2002 from $1.4 million at April 30, 2002 due primarily to increased sales volume.

        Inventories decreased $186,000, or 9.2 percent, to $1.8 million at July 31, 2002 from $2.0 million at April 30, 2002. The reduction is primarily due to increased sales of the Company's primary product, the 3/4" equine mat, and the phase-out of rolled rubber product purchased for resale. As the Company develops it own capacity for producing rolled rubber matting, it will continue to phase out its inventory of purchased ancillary products.

        Prepaid expenses increased $168,000 to $303,000 at July 31, 2002 from $135,000 at April 30, 2002 due to the payment of annual insurance premiums.

        Accounts payable decreased $167,000 to $403,000 at July 31, 2002 from $570,000 at April 30, 2002 due to the timing of expenditures.

        Capital expenditures of $110,000 in the first quarter of fiscal 2003 related primarily to the completion of the Company's addition of a line of equipment to produce rolled rubber products. Rolled rubber products are produced by scything rubber sheets from cylindrical logs of pressed rubber. The Company will produce sheets ranging in thickness from 2 mm to 12 mm and lengths from 2 feet to several hundred feet. The cost of the project to date totals more than $1.2 million.

        At July 31, 2002, the Company had a $1,000,000 operating line of credit, which bears interest at prime, 4.75 percent at July 31, 2002, and expires October 1, 2002. The Company had an outstanding balance of $335,000 under this line of credit at July 31, 2002. The Company also has a $500,000 term loan, which also bears interest at prime. The term loan is paid interest only on a monthly basis with the principal due on September 20, 2002. At July 31, 2002, the Company had $500,000 outstanding under this loan. These short-term loans are secured by accounts receivable and inventories. The Company plans to extend the expiration dates of these loans while it contemplates various alternatives relating to the refinancing of the $835,000 currently outstanding on these facilities, which was used to purchase new equipment, and management believes various suitable alternatives will be available.

New Accounting Pronouncements

        See Notes 4 and 5 for a discussion of the adoption of SFAS No. 142 and SFAS No. 144, respectively.

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

        In July 2002, the FASB approved SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management's intended future actions and, therefore, does not meet the requirement for recognizing a liability and related expense. SFAS No. 146 is effective prospectively for exit plan or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company does not anticipate that the adoption of SFAS No. 146 will have a material effect on its financial position or results of operations.

Critical Accounting Policies and Estimates

        The Company reaffirms the critical accounting policies and the use of estimates as reported in the Company's Form 10-KSB for the year ended April 30, 2002.

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

        None

(b)  Reports on Form 8-K

        The Company filed one report on Form 8-K dated June 25, 2002 and filed June 26, 2002 pursuant to Item 2, Acquisition or Disposition of Assets, Item 4, Changes in Registrant's Certifying Accountants and Item 5, Other Events.

        In addition, the Company filed one report on Form 8-K/A dated and filed July 12, 2002 pursuant to Item 4, Changes in Registrant's Certifying Accountants.

        Finally, the Company filed a report on form 8-K dated August 13, 2002 and filed August 20, 2002 pursuant to Item 5, Other Events.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 12, 2002	R-B RUBBER PRODUCTS, INC.
	By:	/s/ GREGORY J. DIVIS Gregory J. Divis Director and President (Principal Executive Officer)
	By:	/s/ DONALD OVERTURF Donald Overturf Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of R-B Rubber Products, Inc. (the "Company") on Form 10-QSB for the quarter ended July 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gregory J. Divis, Director and President of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

  (1)
  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2)
  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ GREGORY J. DIVIS Gregory J. Divis Director and President R-B Rubber Products, Inc. September 12, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of R-B Rubber Products, Inc. (the "Company") on Form 10-QSB for the quarter ended July 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald Overturf, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

  (1)
  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2)
  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ DONALD OVERTURF Donald Overturf Chief Financial Officer R-B Rubber Products, Inc. September 12, 2002

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
R-B RUBBER PRODUCTS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis or Plan of Operation
PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002