Form 10QSB
period 2002-10-31
R B RUBBER PRODUCTS INC
filed 2002-12-16
CIK 942615

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2002
OR
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock without par value	3,270,271
(Class)	(Outstanding at November 30, 2002)

        Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

R-B RUBBER PRODUCTS, INC.
FORM 10-QSB
INDEX

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets—October 31, 2002 (Unaudited) and April 30, 2002	2
	Consolidated Statements of Operations—Three and Six Months Ended October 31, 2002 and 2001 (Unaudited)	3
	Consolidated Statements of Cash Flows—Six Months Ended October 31, 2002 and 2001 (Unaudited)	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis or Plan of Operation	9
Item 3.	Controls and Procedures	14
PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	15
Signatures		16
Certifications		17

R-B RUBBER PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS

	October 31, 2002	April 30, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$677,043	$546,891
Accounts receivable, net of allowance of $40,633 and $55,700	1,970,735	1,426,149
Accounts receivable—related party	71,767	103,510
Inventories	1,740,918	2,027,841
Prepaid expenses and other	329,555	135,306
Deferred tax asset	25,753	68,000

Total current assets	4,815,771	4,307,697
Property, plant and equipment, net of accumulated depreciation of $5,494,143 and $5,005,431	5,421,162	5,660,182
Deferred tax asset	4,898	4,898
Other assets	423,297	430,505

Total assets	$10,665,128	$10,403,282

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$133,762	$132,406
Current portion of capital lease obligations	228,365	253,979
Short-term borrowings	835,000	835,000
Accounts payable	391,290	570,174
Accounts payable—related party	224,969	77,957
Accrued expenses	219,319	228,281
Income taxes payable	161,574	179,951

Total current liabilities	2,194,279	2,277,748
Long-term debt, net of current portion	884,801	950,740
Capital lease obligations, net of current portion	451,749	565,434

Total liabilities	3,530,829	3,793,922

Commitments and contingencies
Shareholders' equity:
Common stock, no par value, 24,000,000 shares authorized; 3,234,271 shares issued and outstanding	4,311,999	4,311,999
Retained earnings	2,822,300	2,297,361

Total shareholders' equity	7,134,299	6,609,360

Total liabilities and shareholders' equity	$10,665,128	$10,403,282

The accompanying notes are an integral part of these statements.

R-B RUBBER PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales, net	$3,802,852	$3,247,286	$7,245,607	$5,860,192
Cost of sales	2,585,468	2,177,293	4,952,192	3,983,487

Gross profit	1,217,384	1,069,993	2,293,415	1,876,705

Operating expenses:
Selling	346,335	302,919	634,782	586,752
General and administrative	362,661	412,588	701,843	778,721

	708,996	715,507	1,336,625	1,365,473

Operating income	508,388	354,486	956,790	511,232

Other income (expense):
Interest income	434	4,029	2,373	8,490
Gain on sale of assets	—	—	8,000	—
Other Income	6,766	556	8,025	2,099
Interest expense	(49,195)	(58,264)	(98,821)	(116,674)

Other expense, net	(41,995)	(53,679)	(80,423)	(106,085)

Income before income taxes	466,393	300,807	876,367	405,147
Income tax expense	(187,623)	(89,673)	(351,428)	(129,647)

Net income	$278,770	$211,134	$524,939	$275,500

Basic net income per share	$0.09	$0.07	$0.16	$0.09

Shares used in basic net income per share	3,234,271	3,234,271	3,234,271	3,234,271

Diluted net income per share	$0.08	$0.06	$0.16	$0.08

Shares used in diluted net income per share	3,320,247	3,283,019	3,293,526	3,292,195

The accompanying notes are an integral part of these statements.

R-B RUBBER PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended October 31,
	2002	2001
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net Income	$524,939	$275,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	488,712	489,181
Gain on sale of equipment	(8,000)
Changes in current assets and liabilities:
Accounts receivable, net	(544,586)	(419,569)
Accounts receivable—related party	31,743	—
Inventories, net	286,923	(110,440)
Prepaid expenses and other	(194,249)	(90,666)
Deferred taxes	42,247	—
Accounts payable	(178,884)	(5,173)
Accounts payable—related party	147,012	(60,187)
Accrued expenses	(8,962)	(73,423)
Income taxes payable	(18,377)	48,223

Net cash provided by operating activities	568,518	53,446

Cash flows from investing activities:
Additions to property, plant and equipment	(249,692)	(518,764)
Proceeds from sale of equipment	8,000
Other, net	7,208	813

Net cash used in investing activities	(234,484)	(517,951)

Cash flows from financing activities:
Net borrowings under short-term credit facilities	—	150,000
Payments on long-term debt	(64,583)	(58,616)
Payments on capital lease obligations	(139,299)	(125,589)

Net cash used in financing activities	(203,882)	(34,205)

Increase (decrease) in cash and cash equivalents	130,152	(498,710)
Cash and cash equivalents:
Beginning of period	546,891	599,183

End of period	$677,043	$100,473

R-B RUBBER PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Basis of Presentation

        The financial information included herein for the three and six months ended October 31, 2002 and 2001 and the financial information as of October 31, 2002 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's April 30, 2002 Form 10-KSB. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2.    Inventories

        Inventories are stated at the lower of average cost, which approximates the first-in, first-out method, or market (net realizable value), and include materials, labor and manufacturing overhead. Unsalable or unusable items are carried at scrap value and reprocessed.

	October 31, 2002	April 30, 2002
Raw materials	$177,252	$120,479
Finished goods	1,536,066	1,879,762
Other	27,600	27,600

	$1,740,918	$2,027,841

Note 3.    Earnings Per Share

        Following is a reconciliation of basic earnings per share ("EPS") and diluted EPS:

Three Months Ended October 31,	2002			2001
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to Common Shareholders	$278,770	3,234,271	$0.09	$211,134	3,234,271	$0.07

Diluted EPS
Effect of dilutive stock options	—	85,976		—	48,748

Income available to Common Shareholders	$278,770	3,320,247	$0.08	$211,134	3,283,019	$0.06

        132,241 and 237,120 shares issuable pursuant to stock options have not been included in the above calculations for the three month periods ended October 31, 2002 and 2001, respectively, since they would have been antidilutive.

Six Months Ended October 31,	2002			2001
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to Common Shareholders	$524,939	3,234,271	$0.16	$275,500	3,234,271	$0.09

Diluted EPS
Effect of dilutive stock options	—	59,255		—	57,924

Income available to Common Shareholders	$524,939	3,293,526	$0.16	$275,500	3,292,195	$0.08

        191,041 and 234,240 shares issuable pursuant to stock options have not been included in the above calculations for the six months ended October 31, 2002 and 2001, respectively, since they would have been antidilutive.

Note 4.    Adoption of SFAS No. 142

        On May 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, no longer be amortized, but instead be tested for impairment by measuring the reporting unit at fair value with the initial impairment test performed within six months from the beginning of the year in which the standard is adopted. SFAS No. 142 also requires that the impairment test be performed at least annually thereafter, with interim testing required if circumstances warrant. Intangible assets with finite lives will continue to be amortized over their useful lives and reviewed for impairment. The result of the initial test indicates that no impairment has occurred.

        The following table discloses the pro forma net income for the three and six month periods ended October 31, 2001 exclusive of amortization expense (including any related tax effects) recognized in that period related to goodwill and other intangible assets that are no longer being amortized.

	Three Months Ended October 31, 2001	Six Months Ended October 31, 2001
Net income as reported	$211,134	$275,500
Add back amortization of goodwill and other intangible assets, net of tax effect of $(2,125) and $(4,249)	3,186	6,373

Adjusted net income	$214,320	$281,873

Basic net income per share as reported	$0.07	$0.09
Adjustment for add back of amortization expense, net of tax effect	—	—

Adjusted basic net income per share	$0.07	$0.09

Diluted net income as reported	$0.06	$0.08
Adjustment for add back of amortization expense, net of tax effect	0.01	0.01

Adjusted diluted net income per share	$0.07	$0.09

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

Note 6.    Agreement With Dash Multi-Corp, Inc.

        On August 13, 2002, the Company announced that it had entered into a definitive agreement and plan of merger (the "Agreement") with its principal shareholder, Dash Multi- Corp, Inc. ("Dash"), which provides for the acquisition of all common stock of the Company held by shareholders other than Dash for a price of $2.80 net cash per share. At October 31, 2002, Dash owned approximately 70 percent of the outstanding common stock of the Company, or 2,267,146 shares, and other shareholders owned approximately 30 percent, or 967,125 shares. The Agreement also provides for cash payments to holders of outstanding in-the-money options. Closing of the merger is subject to satisfaction or waiver of customary closing conditions, including shareholder approval. The special meeting of shareholders to vote on this matter has been scheduled for January 8, 2003.

Note 7.    Related Party Transactions

        During the six-month periods ended October 31, 2002 and 2001, the Company paid MarChem Pacific, Inc. $633,337 and $379,353, respectively, for bonding materials. The Company owed MarChem Pacific, Inc. $202,795 and $37,835 for such materials, which was included in accounts payable—related party at October 31, 2002 and 2001, respectively.

        During the six-month period ended October 31, 2002, the Company paid $15,214 to Dash Services, Inc., a wholly-owned subsidiary of Dash, for travel services. There were no amounts due to or from Dash Services, Inc. at October 31, 2002 or 2001. During the six months ended October 31, 2001, the Company also paid $36,553 to Conway Air, a wholly-owned subsidiary of Dash, for travel services. There were no amounts due to or from Conway Air at October 31, 2002 or 2001.

        During the six-month periods ended October 31, 2002 and 2001, the Company paid $150,000 and $180,000 respectively, to Dash for management services. Included in accounts receivable—related party at October 31, 2002 was $73,024 due from Dash for an anticipated refund of worker's compensation premiums. The Company owed Dash $22,174 and $14,289, respectively, at October 31, 2002 and 2001 and those amounts are included in accounts payable related-party. During the six-month periods ended October 31, 2002 and 2001, the Company contracted for its life insurance and general liability insurance as a related group with Dash, which procures the policies for the entire related group. Also, during a portion of the six months ended October 31, 2001, the Company contracted for its health insurance premiums with the related group. Premiums paid to Dash under these plans during the six-month periods totaled $369,229 and $384,208, respectively. The premiums are allocated to the Company based upon formulas provided by the insurance carrier, which may not be indicative of the Company's premiums if they were independently procured. In June 2001, the Company withdrew from the Dash-sponsored group health insurance plan. In addition to the transactions discussed above, the Company also reimbursed Dash for other expenditures made on its behalf. During the six-month periods ended October 31, 2002 and 2001, the Company paid $832 and $57,509, respectively, to Dash for computer hardware and software related to a computer system implementation scheduled for fiscal

2003. The Company also reimburses Dash for certain out-of-pocket travel and entertainment expenses charged by company employees on credit cards supplied by Dash. These expenses totaled $10,105 and $17,705 for the six-month periods ended October 31, 2002 and 2001, respectively. Also during the six-month periods ended October 31, 2002 and 2001, the Company reimbursed Dash for out-of-pocket expenses related to joint participation in a trade show and other items totaling $9,250 in each period. During the six-month periods ended October 31, 2002 and 2001, the Company reimbursed Dash for telephone expenses totaling $5,877 and $379, respectively, legal fees of $1,327 and $573, respectively, directors and officers insurance of $11,938 and $0, respectively, and other miscellaneous out-of-pocket expenditures in the amount of $12,447 and $1,879, respectively.

Item 2.    Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

        This report on Form 10-QSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Many of these statements can be identified by reference to words or phrases of a prospective or predictive nature such as "we expect," "should," "plan," "believe," "will," "may" and other words or phrases of a similar construction. The Company has provided these statements in order to convey to the reader management's expectations about future events and prospects based on information currently available. However, future events and conditions are inherently difficult to predict, and actual results will vary from management's expectations to some degree. These variations may be both material and adverse, and readers are cautioned not to read forward looking-statements as assurances of future performance. A variety of factors may cause material adverse variations from managements expectations, including, but not limited to, increases in the cost of raw materials; increasing competition; declining markets for our products; the development of new technologies that render our products or processes obsolete; changes in government regulation; changes in domestic or foreign government policies relating to subsidies and tariffs; product liability issues; changes in the general economy or in the market sectors into which we sell our products; and various other risks and uncertainties. Some, but not all, of those other risks and uncertainties are described herein; others are described in our other reports and statements on file with the Securities and Exchange Commission.

General

        R-B Rubber Products, Inc. is a vertically integrated recycler of scrap tires and manufacturer of rubber products. We process discarded tires into high quality crumb rubber, then use this material to manufacture durable rubber mats, protective surfaces and various other rubber products. During the year ended April 30, 2002, the Company recycled over 2.5 million tires (35 million pounds of rubber) that otherwise would have been destined for area landfills. Rubber accounts for approximately 70 percent of the weight of the tire, and the remainder consists primarily of metal wire and fiber. New equipment has been installed to enable the Company to recycle a large portion of the metal removed from the tires as well. The recycled rubber is used to manufacture our products, which we then sell to agribusiness concerns, sports and fitness facilities, parks, and other commercial and industrial users.

        On August 13, 2002 we announced that we had entered into a definitive agreement and plan of merger with our principal shareholder, Dash Multi-Corp, Inc. ("Dash"), which presently owns 2,267,146 shares, or approximately 70%, of our common stock. The merger agreement provides for the acquisition of all of our common stock other than stock held by Dash for $2.80 per share, net to the seller in cash. The merger agreement also provides for cash payments to holders of outstanding in-the-money options. Closing of the merger is subject to satisfaction or waiver of certain closing conditions, including shareholder approval. The special meeting of shareholders to vote on this matter has been scheduled for January 8, 2003, and a more complete description of the terms of the merger is included in our definitive proxy statement mailed to shareholders on or about November 27, 2002.

Results of Operations

        Sales for the three months ended October 31, 2002 were up $556,000, or 17.1 percent, to $3.8 million from $3.2 million for the three months ended October 31, 2001. The increase related primarily to increased sales of the Company's matting products. Sales of matting products for the second quarter of fiscal 2003 increased $555,000, or 20.5 percent, to $3.3 million from $2.7 million for the second quarter of fiscal 2002. The increase relates to the addition of new customers resulting in an increase in square footage of matting sold. In addition to the increase in the sales of mats, sales of molded products and ancillary products increased by $6,000 and $19,000, respectively. Molded products consist of the Company's line of playground tiles, ballistic tiles, and weight lifting plates. Ancillary products consist predominately of a line of rolled rubber and natural rubber products that the Company imports for resale. During this quarter the Company had only incidental sales of rolled rubber products produced on its newly acquired equipment. Finally, the Company had incidental sales of raw materials during the second quarter of fiscal 2003 and 2002 totaling $0 and $24,000 respectively.

        Sales for the six months ended October 31, 2002 were up $1.4 million, or 23.6 percent, to $7.2 million from $5.9 million for the six months ended October 31, 2001. The increase related primarily to increased sales of the Company's matting products. Sales of matting products for the first half of fiscal 2003 increased $1.5 million, or 31.6 percent, to $6.1 million from $4.6 million for the first half of fiscal 2002. The increase relates to the addition of new customers resulting in an increase in square footage of matting sold. Offsetting the increase in sales of mats were decreases in sales of molded products and ancillary products, which were down $34,000 and $26,000, respectively.

        Cost of sales increased $408,000, or 18.7 percent, to $2.6 million (68.0 percent of net sales) for the second quarter of fiscal 2003 from $2.2 million (67.1 percent of net sales) for the second quarter of fiscal 2002, due primarily to the increase in sales volume. Increased costs related to raw material purchases from outside sources, waste disposal, utilities, and rent resulted in a higher cost of sales as a percentage of net sales for the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002.

        Cost of sales increased $1.0 million, or 24.3 percent, to $5.0 million (68.3 percent of net sales) for the first half of fiscal 2003 from $4.0 million (68.0 percent of net sales) for the first half of fiscal 2002, due primarily to the increase in sales volume. Increased costs related to raw material purchases from outside sources, waste disposal, utilities, and rent resulted in a higher cost of sales as a percentage of net sales for the first half of fiscal 2003 compared to the first half of fiscal 2002.

        The Company's raw materials include tire chips, buffings and granulated rubber. Tire chips are processed from scrap tires, which are collected and processed at our recycling facility in Portland, Oregon. The tire chips are then shipped to our McMinnville plant for further processing to crumb rubber, which is the main feedstock for our mat manufacturing process. During the quarter ended October 31, 2002, we manufactured finished products at rates that exceeded our recycling equipment's capacity to produce raw materials, thereby decreasing our percentage consumption of tire chips from 71.4 percent of total raw materials during the quarter ended October 31, 2001 to 69.7 percent during the quarter ended October 31, 2002. This resulted in increased purchases of raw material from outside sources. The cost of material purchased from outside sources is higher than our cost of processing these materials from scrap tires and, accordingly, when the Company experiences higher sales volumes it may exceed its recycling production capacity which can result in higher costs of raw materials and reduced margins.

        Selling expense increased $43,000, or 14.3 percent, to $346,000 for the second quarter of fiscal 2003 from $303,000 for the second quarter of fiscal 2002. On a percentage-of-net-sales basis, however, selling expenses declined slightly, to 9.1 percent in the second quarter of 2003 from 9.3 percent during the same period of 2002. Higher salaries, commissions and travel expenses were partially offset by reduced advertising expenses.

        Selling expense increased $48,000, or 8.2 percent, to $635,000 for the first half of fiscal 2003 from $587,000 for the first half of fiscal 2002. During the six-month period, selling expense as a percentage of net sales declined to 8.8 percent during the first half of fiscal 2003 from 10.0 percent during the same period of 2002. Again, higher salaries, commissions and travel expenses were partially offset by reduced advertising expenses.

        General and administrative expenses decreased $50,000, or 12.1 percent, to $363,000 (9.5 percent of net sales) for the second quarter of fiscal 2003 from $413,000 (12.7 percent of net sales) for the second quarter of fiscal 2002. The reduction related primarily to reductions in bad debt expense and salary expenses. Reductions in these expenses were partially offset by increased insurance expense and increases in professional fees.

        General and administrative expenses decreased $77,000, or 9.9 percent, to $702,000 (9.7 percent of net sales) for the first half of fiscal 2003 from $779,000 (13.3 percent of net sales) for the first half of fiscal 2002. The reduction related primarily to reduced bad debt expense, travel and salary expenses. Reductions in these expenses were partially offset by increased insurance expense and increases in professional fees.

        Income tax expense of $351,000 has been accrued at a rate of 40.1 percent in the first half of fiscal 2003 compared to $130,000, or a rate of 32.0 percent, for the first half of fiscal 2002 based on the estimated effective tax rates. Tax rates for fiscal 2002 were positively affected by state tax credits earned during that period.

        Net income of $279,000 (7.3 percent of net sales) in the second quarter of fiscal 2003 was up $68,000, or 32.0 percent, over net income of $211,000 (6.5 percent of net sales) in the second quarter of fiscal 2002. This increase is primarily due to the higher sales volume offset in part by lower margins as a percentage of net sales as discussed above.

        Net income of $525,000 (7.2 percent of net sales) in the first half of fiscal 2003 was up $249,000, or 90.5 percent, over net income of $276,000 (4.7 percent of net sales) in the first half of fiscal 2002. As with the quarterly period, this increase is primarily due to the higher sales volume offset in part by lower margins as a percentage of net sales.

Liquidity and Capital Resources

        At October 31, 2002, working capital was $2.6 million, or $592,000 more than working capital of $2.0 million at April 30, 2002.

        Cash and cash equivalents increased $130,000 to $677,000 at October 31, 2002 compared to $547,000 at April 30, 2002. This increase is the result of $568,000 provided by operations, offset by $234,000 used for investing activities (primarily the purchase of equipment) and $204,000 used for payments on long-term debt and capital leases.

        Accounts receivable increased $545,000, or 38.2 percent, to $2.0 million at October 31, 2002 from $1.4 million at April 30, 2002 due primarily to increased sales volume.

        Inventories decreased $287,000, or 14.2 percent, to $1.7 million at October 31, 2002 from $2.0 million at April 30, 2002. The reduction is primarily due to increased sales of the Company's primary product, the 3/4" equine mat, and the phase-out of rolled rubber product purchased for resale. As the Company develops its internal capacity for producing rolled rubber matting, it will continue to phase out its inventory of purchased rolled products, which totaled $83,000 at October 31, 2002.

        Prepaid expenses increased $194,000 to $329,000 at October 31, 2002 from $135,000 at April 30, 2002 due to the payment of annual insurance premiums net of periodic amortization.

        Accounts payable decreased $179,000 to $391,000 at October 31, 2002 from $570,000 at April 30, 2002 due to the timing of expenditures. Accounts payable—related party increased $147,000 to $225,000 at October 31, 2002 from $78,000 at April 30, 2002, also due to the timing of expenditures.

        Capital expenditures of $250,000 in the first half of fiscal 2003 related primarily to the completion of our addition of a line of equipment to produce rolled rubber products. Rolled rubber products are produced by skiving rubber sheets from cylindrical logs of pressed rubber. We will produce sheets ranging in thickness from 2 mm to 12 mm and lengths from 2 feet to several hundred feet. The cost of the project to date totals more than $1.3 million and was substantially complete as of October 31, 2002.

During the second quarter of fiscal 2003 the Company placed a portion of this project into service and began depreciating that portion over its estimated useful life of seven years.

        At October 31, 2002, the Company had a $1,000,000 operating line of credit, which bears interest at prime, 4.25 percent, and is due on demand with annual reviews. The Company had an outstanding balance of $335,000 under this line of credit at October 31, 2002. The Company also has a $500,000 term loan, which also bears interest at prime. The term loan is paid interest only on a monthly basis with the principal due on December 11, 2002. At October 31, 2002, the Company had $500,000 outstanding under this loan. These short-term loans are secured by accounts receivable and inventories.

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to inventory reserves, and allowance for doubtful accounts. We base our estimates on historical experience and on various other assumptions. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our financial statements.

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

Revenue Recognition

        Revenue is recorded from customers upon product completion and delivery, and title and risk of loss have been passed to the customer. Sales returns have not historically been significant, thus no reserve for sales returns has generally been provided. Fees from tire disposal services are recorded as a reduction of inventory and cost of goods sold.

New Accounting Pronouncements

        See Notes 4 and 5 for a discussion of the adoption of SFAS No. 142 and SFAS No. 144, respectively.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which a legal obligation is incurred associated with the retirement of tangible long-lived assets that resulted from acquisition, construction, development and/or normal use of assets. Also a corresponding asset is recorded which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We are required to adopt SFAS No. 143 on May 1, 2003. We do not believe that the adoption of SFAS No. 143 will have a material effect on our financial position, cash flows or results of operations.

        In July 2002, the FASB approved SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management's intended future actions and, therefore, does not meet the requirement for recognizing a liability and related expense. SFAS No. 146 is effective prospectively for exit plan or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. We do not anticipate that the adoption of SFAS No. 146 will have a material effect on our financial position, cash flows or results of operations.

Item 3.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (Exchange Act), as of a date within ninety days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective for the purposes set forth in the definition of "disclosure controls and procedures" in Exchange Act Rule 15d-14(c).

Changes in Internal Controls

        There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

        The exhibits filed as a part of this report are listed below and this list constitutes the exhibit index.

99.1	Certification of Gregory J. Divis Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Donald Overturf Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

        None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 16, 2002	R-B RUBBER PRODUCTS, INC.
	By:	/s/ GREGORY J. DIVIS Gregory J. Divis Director and President (Principal Executive Officer)
	By:	/s/ DONALD OVERTURF Donald Overturf Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

        I, Gregory J. Divis, certify that:

1.
I have reviewed this quarterly report on Form 10-QSB of R-B Rubber Products, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002
/s/ GREGORY J. DIVIS Gregory J. Divis Director and President R-B Rubber Products, Inc.

CERTIFICATION PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

        I, Donald Overturf, certify that:

1.
I have reviewed this quarterly report on Form 10-QSB of R-B Rubber Products, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002
/s/ DONALD OVERTURF Donald Overturf Chief Financial Officer R-B Rubber Products, Inc.

QuickLinks

R-B RUBBER PRODUCTS, INC. FORM 10-QSB INDEX
R-B RUBBER PRODUCTS, INC. CONSOLIDATED BALANCE SHEETS
R-B RUBBER PRODUCTS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
R-B RUBBER PRODUCTS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
R-B RUBBER PRODUCTS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis or Plan of Operation
  Item 3. Controls and Procedures
PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002